Form 10-Q
period 2023-09-30
IPC Alternative Real Estate Income Trust, Inc.
filed 2023-11-14
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-272750

IPC Alternative Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	87-1302380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 630-218-8000

Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 13, 2023, the registrant had the following shares of common stock outstanding: 0 shares of Class T common stock, 0 shares of Class S common stock, 0 shares of Class D common stock, 8,935 shares of Class I common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

TABLE OF CONTENTS

		Page
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)

	Balance Sheets as of September 30, 2023 and June 12, 2023 (date of initial capitalization)	3

	Statements of Operations and Comprehensive Loss for the three months ended September 30, 2023 and for the period June 12, 2023 (date of initial capitalization) through September 30, 2023	4

	Statements of Equity for the three months ended September 30, 2023 and for the period June 12, 2023 (date of initial capitalization) through September 30, 2023	5

	Statement of Cash Flows for the period June 12, 2023 (date of initial capitalization) through September 30, 2023	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

	Part II - Other Information
Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	52

Signatures	54

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of September 30, 2023	As of June 12, 2023 (date of initial capitalization)
ASSETS
Assets:
Cash and cash equivalents	$—	$200
Investment in Operating Partnership	197	—
Distributions receivable from Operating Partnership	1	—
Total assets	$198	$200

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$1	$—
Total liabilities	1	—

Commitments and contingencies (Note 7)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized as of September 30, 2023 and 10,000,000 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of September 30, 2023 and June 12, 2023	—	—
Common stock, $0.01 par value per share, no shares authorized and issued as of September 30, 2023 and 1,000,000,000 shares authorized, 200 shares issued and outstanding as of June 12, 2023	—	—
Common stock, Class T shares, $0.01 par value per share, 500,000,000 shares authorized as of September 30, 2023 and 0 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of September 30, 2023 and June 12, 2023	—	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized as of September 30, 2023 and 0 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of September 30, 2023 and June 12, 2023	—	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized as of September 30, 2023 and 0 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of September 30, 2023 and June 12, 2023	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized as of September 30, 2023 and 0 shares authorized as of June 12, 2023, 8,000 and 0 shares issued and outstanding as of September 30, 2023 and June 12, 2023, respectively	—	—
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized as of September 30, 2023 and 0 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of September 30, 2023 and June 12, 2023	—	—
Additional paid-in capital	200	200
Accumulated deficit	(4)	—
Accumulated other comprehensive income	1	—
Total equity	197	200
Total liabilities and equity	$198	$200

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2023	For the period June 12, 2023 (date of initial capitalization) through September 30, 2023

Other Income (Expenses):
Loss from Operating Partnership	$(2)	$(2)
Total other expenses	(2)	(2)
Net loss	$(2)	$(2)

Net loss per common share, basic and diluted (1)	$(0.20)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted (1)	8,000	8,000

Comprehensive income (loss):
Net loss	$(2)	$(2)
Comprehensive income from Operating Partnership	1	1
Comprehensive loss	$(1)	$(1)

(1) The information for the period June 12, 2023 (date of initial capitalization) through September 30, 2023 has been updated to reflect the stock split effected in the form of a stock dividend. See Note 4 for further information.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the three months ended September 30, 2023	Preferred Stock	Common Stock(1)	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I(1)	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance at June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$200	$—	$—	$200
Common stock distributions declared	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(2)	—	(2)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	—	1	1
Balance at September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$200	$(4)	$1	$197

	Par value
For the period June 12, 2023 (date of initial capitalization) through September 30, 2023	Preferred Stock	Common Stock(1)	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I(1)	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance at June 12, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	200	—	—	200
Common stock distributions declared	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(2)	—	(2)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	—	1	1
Balance at September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$200	$(4)	$1	$197

(1) Refer to Note 4 regarding the conversion of common stock and stock split effected in the form of a stock dividend for Class I shares.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENT OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

For the period June 12, 2023 (date of initial capitalization) through September 30, 2023
Cash flows from operating activities:
Net loss	$(2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from Operating Partnership	2
Net cash flows provided by operating activities	—

Cash flows from investing activities:
Investment in Operating Partnership	(200)
Distributions from investment in Operating Partnership	1
Net cash flows used in investing activities	(199)

Cash flows from financing activities:
Proceeds from issuance of common stock	200
Distributions paid to common stockholders	(1)
Net cash flows provided by financing activities	199

Net change in cash and cash equivalents	—
Cash and cash equivalents, at beginning of the period	—
Cash and cash equivalents, at end of the period	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$1

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited, dollar amounts in thousands, except share data and per share amounts)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. Balance sheet data as of June 12, 2023 was derived from the audited financial statement, but does not include all disclosures required by GAAP. The information included in these financial statements should be read in conjunction with the audited financial statement as of June 12, 2023 included in the Company’s registration statement (the “Registration Statement”) on Form S-11 (File No. 333-272750) filed with the SEC on September 22, 2023.

NOTE 1 – ORGANIZATION

IPC Alternative Real Estate Income Trust, Inc. (the “Company”) was incorporated on June 12, 2023 as a Maryland corporation and intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company was originally formed on June 17, 2021 as a Delaware limited liability company named Inland Private Capital Alternative Assets Fund, LLC and converted to a Maryland corporation on June 12, 2023. The Company is the sole general partner of IPC Alternative Real Estate Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) (originally formed under the name IPC Alternative Assets Operating Partnership, LP). The Company has no employees.

Prior to August 24, 2023, the Company was managed by IPC Alternative Real Estate Advisor, LLC (the “Advisor”), an affiliate of Inland Real Estate Investment Corporation (“IREIC”), pursuant to a Business Management Agreement. On August 24, 2023, the Business Management Agreement was terminated and the Company, the Operating Partnership and the Advisor entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023.

The Company will conduct substantially all of its business and own, indirectly, substantially all of its assets through the Operating Partnership. The Company, through the Operating Partnership, will invest in stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. The Company, through the Operating Partnership, may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

On September 28, 2023 the Company’s Registration Statement on Form S-11 (File No. 333-272750) with respect to the Company’s public offering was declared effective by the Securities and Exchange Commission (“SEC”). The Company has registered with the SEC an offering up to $1,250,000 in shares of common stock, consisting of up to $1,000,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is offering to sell any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

When the Company receives proceeds from the Offering, the Company will contribute such proceeds to the Operating Partnership and receive Operating Partnership units that correspond to the classes of the shares sold. The Company accounts for the units acquired in the Operating Partnership as an equity method investment during any period that the Company’s investment in the Operating Partnership is not considered significant to the Operating Partnership and expects to consolidate the Operating Partnership at such time that the Company’s investment in the Operating Partnership is considered significant to the Operating Partnership, and thereafter present the results of operations on a consolidated basis.

As of September 30, 2023, the Company holds 8,000 Class I units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s audited financial statement as of June 12, 2023 included in the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed with the SEC on September 22, 2023, under the heading Note 3 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the period from June 12, 2023 (date of initial capitalization) through September 30, 2023, except as noted below.

General

The accompanying financial statements have been prepared in accordance with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Equity Method Accounting

The Company accounts for an investment under equity method of accounting when the requirements for consolidation are not met and the Company has significant influence over the operations of the entity. Investments under equity method of accounting are initially recorded at cost and subsequently adjusted for the Company’s pro-rata share of net income, contributions, redemptions and distributions. The Company’s investments in unconsolidated entities are periodically assessed for impairment and an impairment loss is recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary.

Distributions received from equity method investments are classified in the statements of cash flows as either operating or investing activities based on the cumulative earnings approach. Under the cumulative earnings approach, the Company compares distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities.

NOTE 3 – Investment in OPERATING PARTNERSHIP

On August 21, 2023, the Company contributed $200 to the Operating Partnership and received 8,000 Class I Operating Partnership units. In determining whether the Company has a controlling financial interest in the Operating Partnership, the Company considered whether the Operating Partnership is a variable interest entity and whether the Company is the primary beneficiary. Even though the Company has the power to direct the most significant activities impacting the economic performance of the Operating Partnership, the Company lacks the obligation to absorb losses or the right to receive benefits of the Operating Partnership that could potentially be significant to the Operating Partnership. As such, the Company’s investment in the Operating Partnership is accounted for using the equity method of accounting. Management evaluates reconsideration events as they occur. Reconsideration events include, among other criteria, changes in the capital balances of the Operating Partnership.

The Company’s investment in Operating Partnership as of September 30, 2023 was as follows:

		Carrying Amount
	Ownership Percentage	September 30, 2023 (1)
Class I Operating Partnership units	0.1%	$197

(1) Excludes $27 of basis difference. The basis difference originated from the difference between the contribution the Company made for its ownership interest in the Operating Partnership, which was based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The accretion of the basis difference was less than $1 for both the period ended September 30, 2023 and the period from June 12, 2023 through September 30, 2023, and is included within loss from Operating Partnership in the accompanying statements of operations and comprehensive loss.

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the Operating Partnership units. The Company’s share of the Operating Partnership’s loss from August 21, 2023 through September 30, 2023 was as follows:

Period Ended September 30, 2023
IPC Alternative Real Estate Operating Partnership, LP	$(2)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of September 30, 2023:

September 30, 2023
Total assets	$440,080
Total liabilities	$277,429
Total partners’ capital	$162,651

The following table provides summarized income statement of the Operating Partnership for the three months ended September 30, 2023:

Three Months Ended September 30, 2023
Total revenues	$7,419
Net loss	$(1,726)

NOTE 4 – EQUITY

As of September 30, 2023, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

On June 12, 2023, the Company was capitalized with a $200 investment by IREIC, as the sponsor, in exchange for 200 shares of the Company’s common stock. On August 10, 2023, the Company filed Articles of Amendment and Restatement with the State Department of Taxation of Maryland amending and restating its charter and converting each share of its issued and outstanding common stock to one issued and outstanding share of Class I common stock. On August 22, 2023, the Company effected a stock split in the form of a stock dividend of 39 shares for each of its issued and outstanding shares of common stock resulting in 8,000 Class I shares issued and outstanding.

As of September 30, 2023, the Company had not received subscriptions for its common stock sufficient to allow it to break escrow of $2,500 and, therefore, had not received any proceeds from the Offering.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (“DRP”) whereby stockholders (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating broker-dealers that do not permit automatic enrollment in the DRP) will have their cash distributions automatically reinvested in additional shares of the Company’s common stock unless they elect to receive their distributions in cash. Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating broker-dealers that do not permit automatic enrollment in the DRP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares purchased under the DRP will be equal to the transaction price for such shares at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the DRP; however, all outstanding Class T, Class S and Class D shares, including those purchased under the DRP, will be subject to ongoing distribution fees. The distribution fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the Company’s NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP.

Share Repurchase Plan

The Company has adopted a share repurchase plan (“SRP”), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company may modify or suspend the SRP. The Company will begin the SRP in the first month of the first full calendar quarter following the conclusion of its escrow period.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock:

For the three months ended September 30, 2023	Preferred Stock	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	200	—	—	—	—	—
Conversion of shares	—	(200)	—	—	—	200	—
Stock split	—	—	—	—	—	7,800	—
Ending balance	—	—	—	—	—	8,000	—

For the period June 12, 2023 (date of initial capitalization) through September 30, 2023	Preferred Stock	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	—	—	—
Issuance of shares	—	200	—	—	—	—	—
Conversion of shares	—	(200)	—	—	—	200	—
Stock split	—	—	—	—	—	7,800	—
Ending balance	—	—	—	—	—	8,000	—

Distributions

For both the three months ended September 30, 2023 and the period from June 12, 2023 (date of initial capitalization) through September 30, 2023, the Company declared distributions of $2.

The following table details the aggregate distributions declared per share for each applicable class of stock for both the three months ended September 30, 2023 and the period from June 12, 2023 (date of initial capitalization) through September 30, 2023:

Class I Shares
Aggregate distributions declared per share	$0.1770

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. For the three months ended September 30, 2023 and the period from June 12, 2023 (date of initial capitalization) through September 30, 2023, there were no common share equivalents outstanding that would have a dilutive effect, and accordingly, the weighted average number of common shares outstanding is identical for the periods for both basic and diluted shares.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

Pursuant to the Advisory Agreement between the Company, the Operating Partnership and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s and the Operating Partnership's investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s and the Operating Partnership’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

The Company or the Operating Partnership pay all of their costs and expenses directly or reimburse the Advisor or its affiliates for costs and expenses of the Advisor and its affiliates incurred on behalf of the Company. In addition, the Operating Partnership will reimburse the Company for all administrative expenses incurred by the Company on behalf of the Operating Partnership.

Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the Offering and ongoing management of the assets of the Company and the Operating Partnership. As compensation for its services provided pursuant to the Advisory Agreement, the Company or the Operating Partnership pays the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T units, Class S units, Class D units and Class I units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I units of the Operating Partnership.

IPC REIT Special Limited Partner, LP (the “Special Limited Partner”) holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I Operating Partnership units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amended and Restated Limited Partnership Agreement”)) and (b) with respect to Class A Operating Partnership units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Catch-Up (each term as defined in the Amended and Restated Limited Partnership Agreement). Such allocations to the Special Limited Partner will accrue monthly and will be paid annually in cash or Class I Operating Partnership Units at the election of the Special Limited Partner. The performance participation allocations are a class-specific accrual.

The Company and the Operating Partnership may retain certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s and the Operating Partnership’s investments or their operations, which may include accounting and audit services, account management services, corporate secretarial services, data management services, directorship services, information technology services, finance/budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, loan origination services, debt servicing, brokerage services, transaction support services (which may consist of assembling relevant information with respect to investment acquisitions and dispositions, conducting financial and market analyses, coordinating closing and post-closing procedures, coordinating of design and development works, coordinating with brokers, lawyers, accountants and other advisors, assisting with due diligence, site visits and other services), transaction consulting services and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the management fee payable to the Advisor or the performance participation allocations.

In addition, Inland Securities Corporation (the “Dealer Manager”) serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company entered into an agreement dated September 28, 2023 (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. The Company’s obligations under the Dealer Manager Agreement to pay the distribution fees with respect to the Class T, Class S and Class D shares distributed in the Offering will survive until such shares are no longer outstanding (including such shares that have been converted into Class I shares).

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares or shares of any class sold pursuant to the DRP. The Dealer Manager will also receive selling commissions over time as distribution fees of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T, Class S and Class D shares, respectively. The Company will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total upfront selling commissions, dealer manager fees and distribution fees paid with respect to such share would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan). The Company will accrue the cost of the distribution fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There will not be a distribution fee with respect to Class I shares. The Dealer Manager will reallow (pay)

all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will waive distribution fees to the Company to the extent a broker-dealer is not eligible to receive them.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2023, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 8 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Director Stock Awards

On October 2, 2023, the Company granted its independent directors a total of 935 restricted Class I shares with a total value of $23. The restricted shares will vest on October 2, 2024. The Company received 935 Class I units in the Operating Partnership as a result of the grant.

Distributions

On October 30, 2023, the board of directors of the Company authorized a distribution on the Company's Class I common stock in the amount of $0.0885 per share to stockholders of record of the Company as of October 31, 2023, that the Company paid on or about November 3, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of IPC Alternative Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-272750) and elsewhere in this Quarterly Report on Form 10-Q.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at ipcaltreit.com from time to time, as information is updated and new information is posted.

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and intend to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. Although we will endeavor to manage ourselves in a tax efficient manner, no assurances can be given that we will have little or no taxable income for the taxable year ending December 31, 2023. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”).

On September 28, 2023, the Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-11 (File No. 333-272750) for our public offering of common stock effective. We have registered a public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in our primary offering and up to $250 million shares pursuant to our distribution reinvestment plan (the “Offering”). We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares in the Offering.

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through September 30, 2023. Our entire activity from inception through September 30, 2023 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholder. When we receive proceeds from the sale of shares of our common stock in this Offering, we will contribute such proceeds to the Operating Partnership and receive Operating Partnership units that correspond to the classes of our shares sold. As of June 12, 2023, our sponsor had made an initial capital contribution of $200,000 to us, which we contributed to the Operating Partnership on August 21, 2023 and received 8,000 Class I Operating Partnership units, representing a 0.1% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than Operating Partnership units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part II Item 5 in this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

The Operating Partnership

The Operating Partnership was originally formed on June 21, 2021 as a Delaware limited partnership. The Operating Partnership acquired 30 medical office properties on September 2, 2021 through a “roll-up” transaction with eight separate programs sponsored by an affiliate of the Company's sponsor. In exchange for the properties, the Operating Partnership issued 373,033 limited partnership units (referred to as “OP Units”) (prior to the unit split as described below) to the Delaware statutory trusts that owned the properties, which were subsequently distributed to the investors in those trusts. In addition, on December 1, 2022, the Operating Partnership acquired City Lofts on Laclede Student Housing (“University Lofts”) in St. Louis, MO for a purchase price of $39.1 million, including the assumed Parkway Mortgage Loan (as defined below) of $22 million, which is the original principal amount of the loan, in connection with the acquisition. Effective July 31, 2023, the Operating Partnership effected a unit split for each OP Unit resulting in 5,815,959 Class A OP Units outstanding. The Operating Partnership has no employees.

The Company and the Operating Partnership entered into a Business Management Agreement with IPC Alternative Assets Business Manager, LLC, effective as of July 14, 2021. Effective as of October 1, 2022, the Business Management Agreement was transferred from IPC Alternative Assets Business Manager, LLC to our advisor, IPC Alternative Real Estate Advisor, LLC (the “Advisor”). There were no updates to the terms of the Business Management Agreement as a result of the transfer. The Business Management Agreement was terminated on August 24, 2023 and the Company, the Operating Partnership and the Advisor entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023. Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s and Operating Partnership’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors. The Advisory Agreement provides that the Operating Partnership or the Company will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T units, Class S units, Class D units and Class I units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I units of the Operating Partnership.

On August 24, 2023, the Company entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amended and Restated Limited Partnership Agreement”), which amends and restates the Limited Partnership Agreement entered into as of June 21, 2021. In connection with the Amended and Restated Limited Partnership Agreement, the Company admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10,000 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership provides for the Special Limited Partner to receive an allocation from the Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I Operating Partnership units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Amended and Restated Limited Partnership Agreement) and (b) with respect to Class A Operating Partnership units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Catch-Up (each term as defined in the Amended and Restated Limited Partnership Agreement).

The Operating Partnership is primarily focused on investing in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

The following discussion and analysis relates to the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part II Item 5 in this Quarterly Report on Form 10-Q.

As of September 30, 2023 and December 31, 2022, the Operating Partnership operates in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the segment Student Housing to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. Prior to acquisition of the student housing property on December 1, 2022, the Operating Partnership managed its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, had only one reporting and operating segment.

As of September 30, 2023 and December 31, 2022, the Operating Partnership had total assets of $440.1 million and $455.8 million, respectively, and owned 30 medical office building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties are located in 10 states. A majority of the Operating Partnership’s medical office properties are single-tenant medical office buildings. For the nine months ended September 30, 2023, medical office buildings and the student housing property represented 85.1% and 14.9%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2022, medical office buildings and the student housing property represented 98.4% and 1.6%, respectively, of the Operating Partnership’s total revenues. As of both September 30, 2023 and December 31, 2022, all of the Operating Partnership’s portfolio properties had an economic occupancy of 100% and staggered lease maturity dates.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Overview of Operating Partnership’s Portfolio

As of September 30, 2023, the Operating Partnership’s real property portfolio consisted of 31 properties totaling approximately 746,601 square feet of medical office buildings and one student housing property with 406 student housing beds. These properties are located in 14 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s real property portfolio by segment and by market as of September 30, 2023:

Property	Number of Properties	Percentage of Gross Investment Amount (1)	Rentable Square Feet / # Beds	Percentage of Rentable Square Feet / # Beds	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	3.0%	16,388 sq. ft	2.2%	100.0%
Chicago MSA, IL	3	7.0%	56,173 sq. ft	7.5%	100.0%
Connecticut	2	5.2%	112,369 sq. ft	15.1%	100.0%
Dallas, TX	1	1.7%	16,050 sq. ft	2.1%	100.0%
Garden City, NY	1	3.2%	16,920 sq. ft	2.3%	100.0%
Greendale, IN	1	2.2%	24,722 sq. ft	3.3%	100.0%
Houston, TX	2	14.8%	88,450 sq. ft	11.8%	100.0%
Indianapolis, IN	1	3.9%	42,187 sq. ft	5.7%	100.0%
Oklahoma City, OK	1	4.1%	33,500 sq. ft	4.5%	100.0%
Phoenix MSA, AZ	10	27.6%	199,958 sq. ft	26.8%	100.0%
Raleigh, NC	1	1.8%	13,131 sq. ft	1.8%	100.0%
San Antonio MSA, TX	4	9.2%	71,995 sq. ft	9.6%	100.0%
Salt Lake City MSA, UT	2	6.7%	54,758 sq. ft	7.3%	100.0%
Education
St. Louis, MO	1	9.6%	406 beds	100.0%	100.0%
(1)
The Operating Partnership acquired the Healthcare properties on September 2, 2021 through a “roll-up” transaction with eight separate programs sponsored by an affiliate of our sponsor. For the Healthcare properties, the investment amount represents the value of each property determined by an independent third-party appraiser in connection with that roll-up transaction.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of September 30, 2023.
(3)
“MSA” refers to metropolitan statistical area.

All of the properties listed in the table are owned in fee simple, with the exception of the following:

•
The Operating Partnership owns a leasehold interest in the medical office property located in Greendale, Indiana, as well as a fee simple interest in the improvements located thereon. The ground lessor is Saint Elizabeth Medical Center, Inc. The ground lease has a term of approximately 60 years, expiring on December 31, 2077, with two 15-year renewal options. The

Operating Partnership is required to pay the ground landlord base rent of $8,750 per month until December 31, 2026. On January 1, 2027 and every 10 years thereafter throughout the term, the base rent will be increased by an amount equal to 15% of the base rent for the immediately preceding 10-year period.
•
The Operating Partnership owns a leasehold interest in a medical office property located in Phoenix, Arizona, as well as a fee simple interest in the improvements located thereon. The ground lessor is the State of Arizona, as Trustee through the State Land Commissioner. The ground lease has a term of 99 years, expiring on July 6, 2092. The Operating Partnership is required to pay the ground landlord base rent based on a percentage of the appraised value of the land, which is adjusted in five-year intervals. The annual base rent payable from July 7, 2023 through July 6, 2028 is $66,995.
•
The Operating Partnership owns a leasehold interest in a medical office property located in West Jordan, Utah, as well as a fee simple interest in the improvements located thereon. The ground lessor is Jordan Valley Medical Center, LP. The ground lease has a term of 99 years, expiring on October 7, 2114, with three 15-year renewal options. Base rent over the first 15 years of the ground lease term is $360,000; however, the entirety of this amount has been paid.

Lease Terms

Medical office lease terms typically range from 5 to 15 years, and often include renewal options. Most of the Operating Partnership’s medical office leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of the Operating Partnership’s student housing residential leases expire within 12 months.

Lease Expirations

As of September 30, 2023, the weighted-average remaining term of the Operating Partnership’s total leased commercial portfolio was approximately 8.3 years based on annualized base rent and 8.5 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical office properties for leases in place as of September 30, 2023, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the student housing property, as substantially all leases at the student housing property expire within 12 months.

Year Ending December 31	Number of Expiring Leases	Rentable Square Feet	Percentage of Total Leased Square Feet	Current Annualized Based Rent ($)(1)	Percentage of Total Current Annualized Based Rent
2023 (remainder of the year)	—	—	—	$—	—
2024	—	—	—	—	—
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	3	75,973	10.2%	2,161	10.6%
2029	2	42,442	5.7%	1,289	6.3%
2030	2	71,851	9.6%	1,884	9.3%
2031	5	98,935	13.3%	3,114	15.3%
2032	8	252,171	33.7%	6,182	30.3%
Thereafter	12	205,229	27.5%	5,746	28.2%
Total	32	746,601	100.0%	$20,376	100.0%
(1)
Annualized base rent is calculated as monthly base rate excluding the impact of any contractual tenant concessions per the terms of the lease as of September 30, 2023, multiplied by 12.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of September 30, 2023, there were three tenants that represented more than 10.0% of the Operating Partnership’s portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest tenants, based on annualized base rent, as of September 30, 2023.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percent of Portfolio Commercial Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$4,749	23.3%	$32.47
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.7%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,254	6.2%	34.46
Starling Physicians, P.C.	2	112,369	15.0%	1,247	6.1%	11.10
Surgical Hospital of Oklahoma	1	33,500	4.5%	1,046	5.1%	31.21
Banner Health	1	29,350	3.9%	897	4.4%	30.58
Jordan Valley Medical Center LP	1	25,056	3.3%	866	4.3%	34.55
Community Hospitals of Indiana	1	42,187	5.7%	838	4.1%	19.86
NYU School of Medicine	1	16,920	2.3%	723	3.6%	42.74
Emerus Community Hospital	1	16,388	2.2%	701	3.4%	42.77
Total	20	546,850	73.2%	$15,528	76.2%	$28.40

Liquidity and Capital Resources

General

The Operating Partnership's primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans	•	Cash receipts from tenants
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Capital contribution from General Partner
•	Organization and offering expenses	•	Proceeds from issuance of securities
•	Distributions to unitholders	•	Proceeds from sales of real estate (if any)
•	Payments for redemptions of OP Units
•	Fees payable to the Advisor and property managers
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures

The Operating Partnership is not currently actively marketing for sale any properties.

As of September 30, 2023 and December 31, 2022, the Operating Partnership had total debt outstanding of $239.4 million and $239.6 million, respectively, excluding fair value adjustment of assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 3.60% and 3.90% per annum, respectively. The debt consists of (i) a secured term loan in an original principal amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time, (ii) a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time, and (iii) a loan in the original principal amount of $22 million (the “Parkway Mortgage Loan”) with Parkway Bank and Trust Company. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of certain fees and expenses and certain other conditions. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The Parkway Mortgage Loan matures on October 26, 2024.

The Operating Partnership expects to extend or refinance the Parkway Mortgage Loan prior to its maturity.

At September 30, 2023 and December 31, 2022, the Operating Partnership’s cash and cash equivalents balance was $6.8 million and $10.5 million, respectively.

As of September 30, 2023 and December 31, 2022, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis

Comparison of the nine months ended September 30, 2023 and September 30, 2022

$ in thousands	Nine Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
Net cash flows provided by operating activities	$8,218	$8,347	$(129)
Net cash flows (used in) provided by investing activities	$(757)	$19,594	$(20,351)
Net cash flows used in financing activities	$(11,100)	$(9,098)	$(2,002)

Operating activities

The decrease in cash from operating activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to increase in interest expense related to the increase in interest rates and the University Lofts acquisition, partially offset by additional net income generated from University Lofts.

Investing activities

$ in thousands	Nine Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
Related party loan receivable	$—	$20,000	$(20,000)
Capital expenditures and tenant improvements	(757)	(406)	(351)
Net cash (used in) provided by investing activities	$(757)	$19,594	$(20,351)

The decrease in cash from investing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the repayment of $20 million during the nine months ended September 30, 2022 for the one-time loan advanced to Inland Private Capital Corporation (“IPC”).

Financing activities

$ in thousands	Nine Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
Contributions	$210	$—	$210
Payment of mortgage loans	(162)	—	(162)
Payment of offering costs	(2,129)	—	(2,129)
Distributions paid	(8,054)	(9,098)	1,044
Cash paid for interest rate caps	(965)	—	(965)
Net cash used in financing activities	$(11,100)	$(9,098)	$(2,002)

The increase in cash used in financing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to payment of offering costs and cash paid for interest rate caps, partially offset by a reduction in distributions during the nine months ended September 30, 2023.

Distributions

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the nine months ended September 30, 2023 and 2022 is as follows:

$ in thousands	Nine Months Ended September 30,
	2023	2022
Distributions accrued	$7,557	$9,098
Distributions paid	$8,054	$9,098
Cash flows from operations	$8,218	$8,347

For the nine months ended September 30, 2023, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period. For the nine months ended September 30, 2022, 91.7% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period, and the remaining were funded by cash flows generated during the prior periods.

Results of Operations

The Operating Partnership generates primarily all of its net operating income from property operations. In order to evaluate the overall portfolio, the Operating Partnership’s management analyzes the net operating income of properties that the Operating Partnership owns and operates. Net operating income is a supplemental non-GAAP performance measure that the Operating Partnership believes is useful to investors in measuring the operating performance of the Operating Partnership’s property portfolio because the Operating Partnership’s primary business is the ownership of real estate, and net operating income excludes various items included in GAAP net income that do not relate to, or are not indicative of, the Operating Partnership’s property operating performance, such as depreciation and amortization and parent-level corporate expenses (including general and administrative expenses).

The Operating Partnership considers property net operating income an important supplemental non-GAAP financial measure because it reflects only those income and expense items that are incurred at the property level, and when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates and operating expenses. Although property net operating income is a widely used measure among REITs, there can be no assurance that property net operating income presented by the Operating Partnership is comparable to similarly titled metrics used by other REITs.

The Operating Partnership calculates property net operating income using net income and excluding general and administrative expenses, business management fee, depreciation and amortization, interest expense, and interest or other income.

The following tables present the property net operating income broken out between same store and non-same store for the three and nine months ended September 30, 2023 and 2022, prior to general and administrative expenses, business management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP. A total of 30 medical office properties with 32 operating leases that were acquired before January 1, 2022 represent “same store” in the table below. “Non-same store” as reflected in the table below, consists of properties acquired after January 1, 2022. University Lofts was acquired on December 1, 2022 and is included as non-same store properties.

Comparison of the three months ended September 30, 2023 and September 30, 2022

$ in thousands	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental revenue	$7,378	$5,998	$1,380	$6,190	$5,998	$192	$1,188	$—	$1,188
Other property revenue	41	9	32	41	9	32	—	—	—
Total revenues	7,419	6,007	1,412	6,231	6,007	224	1,188	—	1,188

Property operating expenses	929	476	453	475	476	(1)	454	—	454
Real estate tax expense	347	210	137	248	210	38	99	—	99
Total property operating expenses	1,276	686	590	723	686	37	553	—	553

Property net operating income	$6,143	$5,321	$822	$5,508	$5,321	$187	$635	$—	$635

General and administrative expenses	(669)	(180)	(489)
Advisor management fee	(207)	(230)	23
Depreciation and amortization	(4,076)	(3,798)	(278)
Interest expense	(2,922)	(2,313)	(609)
Interest and other income	5	1	4
Net loss	$(1,726)	$(1,199)	$(527)
Property net operating income. On a same store basis, comparing the results of operations of properties owned during the three months ended September 30, 2023 with the results of the same properties owned during the three months ended September 30, 2022, property net operating income increased $0.2 million, total property revenues increased $0.2 million, and total property operating expenses including real estate tax expense increased $0.04 million.

The increase in same store total property revenues is primarily due to a decrease in uncollectible amounts in revenue from tenants combined with scheduled rent increases, an increase in recovery income due to increased expenses and an increase in late fees.

The increase in same store total property operating expenses is primarily due to an increase in property taxes.

Non-same store total property net operating income increased $0.6 million during the three months ended September 30, 2023 as compared to 2022. The increase is a result of acquiring University Lofts on December 1, 2022. On a non-same store basis, total property revenues increased $1.2 million and total property operating expenses including real estate tax expense increased $0.6 million during the three months ended September 30, 2023 as compared to 2022 as a result of this acquisition.

General and administrative expenses. General and administrative expenses increased $0.5 million in 2023 compared to 2022. The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees decreased $0.02 million in 2023 compared to 2022. The decrease is primarily due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Depreciation and amortization. Depreciation and amortization increased $0.3 million in 2023 compared to 2022. The increase is primarily due to the acquisition of University Lofts.

Interest expense. Interest expense increased $0.6 million in 2023 compared to 2022. The increase is primarily due to the increase in interest rates and the acquisition of University Lofts.

Interest and other income. Interest and other income increased less than $0.01 million in 2023 compared to 2022.

Comparison of the nine months ended September 30, 2023 and September 30, 2022

$ in thousands	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental revenue	$22,625	$18,729	$3,896	$19,249	$18,729	$520	$3,376	$—	$3,376
Other property revenue	42	17	25	42	17	25	—	—	—
Total revenues	22,667	18,746	3,921	19,291	18,746	545	3,376	—	3,376

Property operating expenses	2,612	1,367	1,245	1,427	1,367	60	1,185	—	1,185
Real estate tax expense	985	649	336	688	649	39	297	—	297
Total property operating expenses	3,597	2,016	1,581	2,115	2,016	99	1,482	—	1,482

Property net operating income	$19,070	$16,730	$2,340	$17,176	$16,730	$446	$1,894	$—	$1,894

General and administrative expenses	(1,675)	(443)	(1,232)
Advisor management fee	(717)	(691)	(26)
Depreciation and amortization	(13,439)	(11,384)	(2,055)
Interest expense	(8,620)	(5,892)	(2,728)
Interest and other income	33	327	(294)
Net loss	$(5,348)	$(1,353)	$(3,995)

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the nine months ended September 30, 2023 with the results of the same properties owned during the nine months ended September 30, 2022, property net operating income increased $0.4 million, total property revenues increased $0.5 million, and total property operating expenses including real estate tax expense increased $0.1 million.

The increase in same store total property revenues is primarily due to a decrease in uncollectible amounts in revenue from tenants combined with scheduled rent increases, an increase in recovery income due to increased expenses and an increase in late fees.

The increase in same store total property operating expenses is primarily due to an increase in repairs and maintenance expenses and increase in property taxes.

Non-same store total property net operating income increased $1.9 million during the nine months ended September 30, 2023 as compared to 2022. The increase is a result of acquiring University Lofts on December 1, 2022. On a non-same store basis, total property revenues increased $3.4 million and total property operating expenses including real estate tax expense increased $1.5 million during the nine months ended September 30, 2023 as compared to 2022 as a result of this acquisition.

General and administrative expenses. General and administrative expenses increased $1.2 million in 2023 compared to 2022. The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees increased $0.03 million in 2023 compared to 2022. The increase is primarily due to the acquisition of University Lofts, partially offset by the decrease due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Depreciation and amortization. Depreciation and amortization increased $2.1 million in 2023 compared to 2022. The increase is primarily due to the acquisition of University Lofts.

Interest expense. Interest expense increased $2.7 million in 2023 compared to 2022. The increase is primarily due to the increase in interest rates and the acquisition of University Lofts.

Interest and other income. Interest and other income decreased $0.3 million in 2023 compared to 2022. The decrease is primarily due to the repayment of the loan advanced to IPC during 2022.

Non-GAAP Financial Measures

Accounting for real estate assets in accordance with GAAP assumes the value of real estate assets is reduced over time due primarily to non-cash depreciation and amortization expense. Because real estate values may rise and fall with market conditions, operating results from real estate companies that use GAAP accounting may not present a complete view of their performance. The Operating Partnership uses Funds from Operations, or “FFO”, a non-GAAP metric to evaluate its performance. FFO provides a supplemental measure to compare the Operating Partnership’s performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or “NAREIT”, has promulgated a standard known as FFO, which the Operating Partnership believes more accurately reflects the operating performance of a REIT. FFO, as defined by NAREIT and presented below, is net income (loss) computed in accordance with GAAP, excluding depreciation and amortization related to real estate, excluding gains (or losses) from sales of certain real estate assets, excluding impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate and excluding gains and losses from change in control.

The Operating Partnership also believes that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of its operating results. AFFO further adjusts FFO to reflect the performance of the Operating Partnership’s portfolio by adjusting for items the Operating Partnership believes are not directly attributable to its operations. The Operating Partnership’s adjustments to FFO to arrive at AFFO include removing the impact of (i) amortization of above- and below-market lease intangibles, (ii) straight-line income and expense, (iii) amortization of deferred financing costs, (iv) amortization of mortgage premium/discount, and (v) amortization of derivatives costs.

The Operating Partnership’s presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs. The Operating Partnership believes that the use of FFO and AFFO provides a more complete understanding of its operating performance to unitholders, investors and to management, and when compared year over year, reflects the impact on its operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. Neither FFO nor AFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP as a measure of the Operating Partnership’s capacity to pay distributions. Management uses FFO and AFFO to compare the Operating Partnership’s operating performance to that of other REITs and to assess its operating performance.

FFO and AFFO for the nine months ended September 30, 2023 and 2022 are calculated as follows:

	$ in thousands	Nine Months Ended September 30,
		2023	2022
	Net loss	$(5,348)	$(1,353)
Add:	Depreciation and amortization related to investment properties	13,439	11,384
	Funds from operations (FFO)	8,091	10,031

Less:	Above- and below-market rent intangible lease amortization, net	(1,042)	(1,042)
	Straight-line income, net	(893)	(1,192)
Add:	Amortization of deferred financing costs	984	984
	Amortization of mortgage premium/discount	264	—
	Amortization of derivatives costs	836	—
	Adjusted funds from operations (AFFO)	$8,240	$8,781

Net Asset Value

We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. Our NAV for each class of shares is based on the values of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation to the Special Limited Partner (which is a class-specific accrual), and also includes the deduction of any management fees and distribution fees specifically applicable to such class of shares. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

Please refer to Exhibit 4.3 of this Quarterly Report on Form 10-Q for further details on how our NAV is determined.

Until we sell shares of Class T, Class S and Class D common stock, we will deem the NAV per share of these classes to be the NAV per share of our Class I shares. We will separately compute the NAV per share of each one of these new classes once we have shares of that class outstanding.

Our total NAV presented in the following tables shows the Company and the Operating Partnership on a combined basis and includes the NAV of the Company’s common stockholders, as well as partnership interests of the Operating Partnership held by parties other than us.

The following table provides a breakdown of the major components of our NAV as of September 30, 2023 (dollars and shares/units in thousands):

Components of NAV	As of September 30, 2023
Investments in real estate	$362,530
Cash and cash equivalents	6,786
Restricted cash	233
Other assets	20,956
Debt	(237,770)
Other liabilities	(6,619)
Net asset value	$146,116
Total shares/units outstanding	5,809

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of September 30, 2023
Equity per GAAP	$162,651
Adjustments:
Accumulated depreciation and amortization	31,750
Unrealized net real estate and debt appreciation (depreciation)	(44,869)
Straight-line rent adjustment	(3,406)
Other liabilities	(10)
Net asset value	$146,116

The following table sets forth our NAV and NAV per share/unit by class as of September 30, 2023 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class A Units	Total
Net asset value	$201	$145,915	$146,116
Number of outstanding shares/units	8	5,801	5,809
NAV per share/unit as of September 30, 2023	$25.1205	$25.1527

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the September 30, 2023 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.50%	6.34%
Education	8.50%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Education
Discount rate (weighted average)	0.25% decrease	1.79%	1.89%
	0.25% increase	(1.83)%	(1.89)%
Exit capitalization rate (weighted average)	0.25% decrease	2.29%	2.13%
	0.25% increase	(2.18)%	(1.89)%

Distributions by the Company

The table below presents the aggregate monthly distributions declared by the Company by record date for all classes of shares of common stock outstanding since June 12, 2023.

Record Date	Aggregate monthly gross distribution declared per share
August 31, 2023	$0.0885
September 30, 2023	$0.0885

Sources of Distributions to Common Stockholders

	Three Months Ended September 30, 2023	For the period from June 12, 2023 (date of initial capitalization) through September 30, 2023
Distributions to Holders of Common Stock
Paid in cash	$1	$1
Total distributions	$1	$1
Cash flows from operating activities	$—	$—

During both the three months ended September 30, 2023 and the period from June 12, 2023 (date of initial capitalization) through September 30, 2023, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the June 12, 2023 Notes to Financial Statement which is included in our Registration Statement on Form S-11 (File No. 333-272750). The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s September 30, 2023 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and the December 31, 2022 Notes to Financial Statements included in our Registration Statement on Form S-11 (File No. 333-272750). The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

The Company and the Operating Partnership consider these policies to be critical because they require the Company’s and the Operating Partnership’s management to use judgment in the application of the accounting policy, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Company’s and the Operating Partnership’s results of operations to those of companies in similar businesses.

Impairment of Investments in Unconsolidated Entities

The Company’s investments in unconsolidated entities are periodically assessed for impairment and an impairment loss is recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary. The evaluation of an investment in an unconsolidated entity for potential impairment can require the Company to exercise significant judgment.

Purchase Price Allocation of Acquired Real Estate

The Operating Partnership generally accounts for the acquisition of real estate as an asset acquisition which requires that the Operating Partnership assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. The cost of the acquisition is then allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. The Operating Partnership assesses relative fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that the Operating Partnership deems appropriate, as well as other available market information. The Operating Partnership estimates future cash flows based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Valuation is highly subjective and is based in part on assumptions, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, at a particular point in time.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Operating Partnership also considers an allocation of purchase price to acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

The Operating Partnership records acquired above-market and below-market leases at their fair values (using a discount rate that reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid under each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Operating Partnership’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. When estimating carrying costs, the Operating Partnership includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. When estimating costs to execute similar leases, the Operating Partnership considers leasing commissions, legal and other related expenses.

Impairment of Investment Properties

The Operating Partnership assesses the carrying values of long-lived assets each quarter or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding the economic condition of the property at a particular point in time, future occupancy, rental rates and capital requirements that could differ materially from actual results. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, the Operating Partnership will be required to record an impairment loss to the extent that the carrying value exceeds fair value.

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 3 – “Summary of Significant Accounting Policies.” which is included in our June 12, 2023 Notes to Financial Statement included in our Registration Statement on Form S-11 (File No. 333-272750). For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s September

30, 2023 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and December 31, 2022 Notes to Financial Statements included in our Registration Statement on Form S-11 (File No. 333-272750).

Off-Balance Sheet Arrangements

The Company and the Operating Partnership currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to “Note 8 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q and Note 13 – “Subsequent Events” which is included in the Operating Partnership’s September 30, 2023 Notes to Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company, through its investment in the Operating Partnership, is exposed to various market risks, including those caused by changes in interest rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. The Operating Partnership does not enter into derivatives or other financial instruments for trading or speculative purposes. The Operating Partnership has entered into, and may continue to enter into, financial instruments to manage and reduce the impact of changes in interest rates. The counterparties are, and are expected to continue to be, major financial institutions.

Interest Rate Risk

The Company, through its investment in the Operating Partnership, is exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets and to fund capital expenditures.

As of September 30, 2023 and December 31, 2022, the Operating Partnership had outstanding debt of $239.4 and $239.6 million, respectively, excluding fair value adjustment of assumed mortgage loan and unamortized debt issuance costs, bearing interest rates ranging from 2.97% to 4.10% per annum and 2.97% to 6.22% per annum, respectively. The weighted average interest rate as of September 30, 2023 and December 31, 2022 was 3.60% and 3.90%, respectively, which includes the effect of interest rate swaps and interest rate caps. As of September 30, 2023 and December 31, 2022, the weighted average years to maturity for the mortgages was 2.8 years and 3.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and fair value adjustment of assumed mortgage loan (as applicable), as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$21,838	9.1%	3.80%	$22,000	9.2%	3.60%
Variable rate	—	—	—	41,939	17.5%	6.22%
Variable rate with swap agreements	88,000	36.8%	2.99%	88,000	36.7%	2.99%
Variable rate with cap agreements	129,594	54.1%	3.98%	87,655	36.6%	3.77%
Total	$239,432	100.0%		$239,594	100.0%

If interest rates on all debt which bears interest at variable rates as of September 30, 2023 increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

If interest rates on all debt which bears interest at variable rates as of December 31, 2022 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $0.4 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2022 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

With regard to variable rate financing, the Advisor assesses the Operating Partnership’s interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both of the outstanding or forecasted debt obligations as well as the potential offsetting hedge positions of the Operating Partnership.

The Operating Partnership uses derivative financial instruments to hedge exposures to changes in interest rates on loans secured by the Operating Partnership’s assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. The Operating Partnership’s actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge. The Operating Partnership has used derivative financial instruments, specifically interest rate swap contracts and interest rate cap contracts, to hedge against interest rate fluctuations on variable rate debt, which exposes the Operating Partnership to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe the Operating Partnership, which creates credit risk for the Operating Partnership because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Operating Partnership seeks to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance the Operating Partnership will be successful.

LIBOR has been the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association (“IBA”), ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intended to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. The IBA has been compelled by the Financial Conduct Authority, the authority which regulates LIBOR, to publish the one-, three- and six-month USD LIBOR settings through September 30, 2024.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified SOFR a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR.

As of September 30, 2023, all of the Operating Partnership’s debt and derivative instruments had been transitioned from LIBOR to SOFR.

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s September 30, 2023 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Part II - Other Information

Item 1. Legal Proceedings

Neither we nor the Operating Partnership is a party to, and none of the Operating Partnership’s properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Registration Statement on Form S-11 (File 333-272750) that was declared effective by the Securities and Exchange Commission on September 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On June 12, 2023, we were capitalized with a $200,000 investment by Inland Real Estate Investment Corporation, as the sponsor, in exchange for 200 shares of our common stock. On August 22, 2023, we effected a stock split in the form of a stock dividend of 39 shares for each of our issued and outstanding shares of common stock resulting in 8,000 Class I shares issued and outstanding. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Other than as mentioned above, during the three months ended September 30, 2023, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds

On September 28, 2023, our Registration Statement on Form S-11 (File No. 333-272750), covering our Offering of up to $1.25 billion of common stock, consisting of up to $1 billion in shares in our primary offering and up to $250 million in shares pursuant to our distribution reinvestment plan, was declared effective under the Securities Act. As of September 30, 2023, we had not raised the minimum offering amount and broken escrow in the Offering and, therefore, we had not received any subscriptions for our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than Operating Partnership units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included unaudited consolidated financial statements as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022, as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Assets:
Investment properties held and used:
Land	$47,068	$47,068
Building and other improvements	349,415	348,658
Total	396,483	395,726
Less: accumulated depreciation	(24,679)	(15,094)
Net investment properties held and used	371,804	380,632
Cash and cash equivalents	6,786	10,454
Restricted cash	233	204
Accounts and rent receivable	3,831	2,909
Acquired lease intangible assets, net	35,298	39,395
Finance lease right-of-use asset, net	2,114	2,156
Operating lease right-of-use assets, net	3,419	3,448
Other assets	16,595	16,641
Total assets	$440,080	$455,839

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage loans payable, net	$235,120	$234,034
Accounts payable and accrued expenses	3,694	2,737
Finance lease liability	2,803	2,776
Operating lease liability	1,727	1,713
Distributions payable	514	1,011
Redemptions payable	369	—
Acquired lease intangible liabilities, net	31,170	32,455
Due to related parties (Note 10)	495	619
Other liabilities	1,537	1,579
Total liabilities	277,429	276,924

Commitments and contingencies (Note 9)

Partners' Capital:
General Partner	223	—
Limited Partners	149,190	165,855
Accumulated other comprehensive income	13,238	13,060
Total partners' capital	162,651	178,915
Total liabilities and partners' capital	$440,080	$455,839

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenue	$7,378	$5,998	$22,625	$18,729
Other property revenue	41	9	42	17
Total revenues	7,419	6,007	22,667	18,746

Expenses:
Property operating expenses	929	476	2,612	1,367
Real estate tax expense	347	210	985	649
General and administrative expenses	669	180	1,675	443
Advisor management fee (Note 10)	207	230	717	691
Depreciation and amortization	4,076	3,798	13,439	11,384
Total expenses	6,228	4,894	19,428	14,534

Other Income (Expense):
Interest expense	(2,922)	(2,313)	(8,620)	(5,892)
Interest and other income	5	1	33	327
Net loss	$(1,726)	$(1,199)	$(5,348)	$(1,353)

Comprehensive income (loss):
Net loss	$(1,726)	$(1,199)	$(5,348)	$(1,353)
Unrealized gain on derivatives	2,111	5,128	4,978	13,389
Reclassification adjustment for amounts included in net loss	(1,798)	(397)	(4,800)	(171)
Comprehensive (loss) income	$(1,413)	$3,532	$(5,170)	$11,865

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the three months ended September 30, 2023	General Partner's Capital	Limited Partners' Capital	Accumulated Other Comprehensive Income	Total Partners' Capital
Balance at June 30, 2023	$—	$156,638	$12,925	$169,563

Contributions	200	10	—	210
Reallocation of partnership interests	31	(31)	—	—
Redemptions of Class A OP units	—	(369)	—	(369)
Distributions	(2)	(1,960)	—	(1,962)
Offering costs	(4)	(3,374)	—	(3,378)
Unrealized gain on derivatives	—	—	2,111	2,111
Reclassification adjustment for amounts included in net loss	—	—	(1,798)	(1,798)
Net loss	(2)	(1,724)	—	(1,726)

Balance at September 30, 2023	$223	$149,190	$13,238	$162,651

For the three months ended September 30, 2022	General Partner's Capital	Limited Partners' Capital	Accumulated Other Comprehensive Income	Total Partners' Capital
Balance at June 30, 2022	$—	$174,744	$9,533	$184,277

Distributions	—	(3,032)	—	(3,032)
Unrealized gain on derivatives	—	—	5,128	5,128
Reclassification adjustment for amounts included in net loss	—	—	(397)	(397)
Net loss	—	(1,199)	—	(1,199)

Balance at September 30, 2022	$—	$170,513	$14,264	$184,777

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the nine months ended September 30, 2023	General Partner's Capital	Limited Partners' Capital	Accumulated Other Comprehensive Income	Total Partners' Capital
Balance at December 31, 2022	$—	$165,855	$13,060	$178,915

Contributions	200	10	—	210
Reallocation of partnership interests	31	(31)	—	—
Redemptions of Class A OP units	—	(369)	—	(369)
Distributions	(2)	(7,555)	—	(7,557)
Offering costs	(4)	(3,374)	—	(3,378)
Unrealized gain on derivatives	—	—	4,978	4,978
Reclassification adjustment for amounts included in net loss	—	—	(4,800)	(4,800)
Net loss	(2)	(5,346)	—	(5,348)

Balance at September 30, 2023	$223	$149,190	$13,238	$162,651

For the nine months ended September 30, 2022	General Partner's Capital	Limited Partners' Capital	Accumulated Other Comprehensive Income	Total Partners' Capital
Balance at December 31, 2021	$—	$180,964	$1,046	$182,010

Distributions	—	(9,098)	—	(9,098)
Unrealized gain on derivatives	—	—	13,389	13,389
Reclassification adjustment for amounts included in net loss	—	—	(171)	(171)
Net loss	—	(1,353)	—	(1,353)

Balance at September 30, 2022	$—	$170,513	$14,264	$184,777

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,348)	$(1,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,439	11,384
Amortization of debt issuance costs and premium/discount	1,248	984
Amortization of acquired above- and below-market leases, net	(1,042)	(1,042)
Amortization of finance lease right-of-use asset	42	43
Amortization of operating lease right-of-use assets	29	30
Straight-line income	(1,005)	(1,305)
Changes in assets and liabilities:
Accounts and rent receivable	83	(7)
Due from related parties	—	280
Other assets	(417)	(25)
Accounts payable and accrued expenses	550	181
Due to related parties	(168)	(921)
Operating lease liability	14	15
Other liabilities	793	83
Net cash flows provided by operating activities	8,218	8,347

Cash flows from investing activities:
Related party loan receivable	—	20,000
Capital expenditures and tenant improvements	(757)	(406)
Net cash flows (used in) provided by investing activities	(757)	19,594

Cash flows from financing activities:
Contributions	210	—
Payment of mortgage loans	(162)	—
Payment of offering costs	(2,129)	—
Distributions paid	(8,054)	(9,098)
Cash paid for interest rate caps	(965)	—
Net cash flows used in financing activities	(11,100)	(9,098)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,639)	18,843
Cash, cash equivalents and restricted cash, at beginning of the period	10,658	9,959
Cash, cash equivalents and restricted cash, at end of the period	$7,019	$28,802

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Nine Months Ended September 30,
	2023	2022

Cash paid for interest	$6,751	$4,695

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$514	$1,011

Redemptions payable	$369	$—

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar amounts in thousands)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in these financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”) for the fiscal year ended December 31, 2022 included in the General Partner’s registration statement on Form S-11 filed with the SEC on September 22, 2023.

NOTE 1 – ORGANIZATION

The Operating Partnership, a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. At September 30, 2023, the Operating Partnership owned 30 medical office building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties are located in 10 states. The Operating Partnership has no employees. Until September 30, 2022, the Operating Partnership was externally managed by IPC Alternative Assets Business Manager, LLC, an affiliate of Inland Private Capital Corporation (“IPC”), a Delaware corporation, pursuant to a Business Management Agreement. Effective as of October 1, 2022, the Business Management Agreement was transferred from IPC Alternative Assets Business Manager, LLC to IPC Alternative Real Estate Advisor, LLC, an affiliate of Inland Real Estate Investment Corporation (“IREIC”). There were no updates to the terms of the Business Management Agreement as a result of the transfer. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and IPC Alternative Real Estate Advisor, LLC entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023. IPC Alternative Assets Business Manager, LLC, until September 30, 2022, and IPC Alternative Real Estate Advisor, LLC, effective October 1, 2022, are referred to herein as the “Advisor.” Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the General Partner’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the General Partner’s and Operating Partnership’s assets, in accordance with the General Partner’s investment objectives, guidelines, policies and limitations, subject to oversight by the General Partner’s board of directors.

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the Securities and Exchange Commission (the “SEC”). The General Partner will contribute the proceeds from the offering to the Operating Partnership. The General Partner intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, the General Partner will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of June 12, 2023, IREIC had made an initial capital contribution of $200 to the General Partner. On August 21, 2023, the General Partner contributed the $200 to the Operating Partnership and received 8,000 Class I Operating Partnership Units (”OP Units”). The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

The Operating Partnership has invested and intends to invest, through anticipated follow-on investment activity, in stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Operating Partnership’s audited consolidated and combined financial statements for the fiscal year ended December 31, 2022 included in the General Partner’s registration statement on Form S-11 filed with the SEC on September 22, 2023, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Operating Partnership’s significant accounting policies during the nine months ended September 30, 2023.

General

The consolidated financial statements have been prepared in accordance with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include on demand deposits and short-term investments with a maturity of three months or less. Amounts included in restricted cash represent those required to be set aside by lenders for real estate taxes, insurance, capital expenditures and tenant improvements on the Operating Partnership’s existing properties. These amounts also include post close escrows for tenant improvements, leasing commissions, master lease, general repairs and maintenance, and are classified as restricted cash on the Operating Partnership’s consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	September 30,
	2023	2022
Cash and cash equivalents	$6,786	$28,727
Restricted cash	233	75
Total cash, cash equivalents, and restricted cash	$7,019	$28,802

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Operating Partnership has elected to apply the hedge accounting expedients related to probability and the assessments of the effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

NOTE 3 – ACQUISITIONS

On December 1, 2022, the Operating Partnership acquired City Lofts on Laclede Student Housing (“University Lofts”) in St. Louis, MO, from an affiliate of the Operating Partnership, for a purchase price of $39,100, including the assumed loan of $22,000, which is the original principal amount of the loan (the “Parkway Mortgage Loan”), from Parkway Bank and Trust Company in connection with the acquisition. The purchase price was determined based on appraisal performed by an independent third party appraiser. See Note 5 – “Debt and Derivative Instruments” for further information on the Parkway Mortgage Loan.

The following table provides further details of the property acquired during the year ended December 31, 2022:

Date Acquired	Property Name	Location	Primary University Served	Property Type	Number of Beds	Purchase Price
December 1, 2022	University Lofts	St. Louis, MO	Saint Louis University	Student Housing	406	$39,100

The above acquisition was accounted for as an asset acquisition. For the year ended December 31, 2022, the Operating Partnership incurred $11 of total acquisition costs, which are capitalized in the accompanying consolidated balance sheet. These costs include third party due diligence costs such as appraisals, environmental studies and legal fees.

The following table presents certain additional information regarding the Operating Partnership’s acquisition during the year ended December 31, 2022. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Year Ended December 31, 2022
Land	$4,914
Building and improvements	32,217
Acquired in place lease intangibles	1,311
Assumed mortgage loan	(22,000)
Fair value adjustment of assumed mortgage loan	669
Other assumed liabilities, net	(1,402)
Purchase of investment property	$15,709

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Intangible assets:
Acquired in-place lease value	$42,132	$42,132
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(10,038)	(5,941)
Acquired lease intangible assets, net	$35,298	$39,395
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	3,570	2,285
Acquired lease intangible liabilities, net	$(31,170)	$(32,455)

The weighted-average amortization period for the acquired in-place lease intangibles of the property acquired during the year ended December 31, 2022 was 0.5 years.

The portion of the purchase price allocated to acquired above-market lease value and acquired below-market lease value is amortized on a straight-line basis over the term of the related lease as an adjustment to rental revenue. For below-market lease values, the amortization period includes any renewal periods with below-market fixed rate renewals. The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

The following table summarizes the Operating Partnership’s ground lease intangibles as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(37)	(24)
Acquired below-market ground lease intangibles, net	$1,776	$1,789

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	15	11
Acquired above-market ground lease intangibles, net	$(485)	$(489)

Acquired below-market ground lease intangibles, net are included within operating lease right-of-use assets, net and acquired above-market ground lease intangibles, net are included within finance lease right-of-use asset, net in the consolidated balance sheets. The portion of the purchase price allocated to above- and below-market ground lease intangibles is amortized on a straight-line basis over the term of the related lease as an adjustment to property operating expenses.

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization recorded as amortization expense:
Acquired in-place lease value	$900	$992	$3,854	$2,976
Amortization recorded as an increase to property operating expenses:
Above-market ground lease, finance lease	$(1)	$(1)	$(4)	$(4)
Below-market ground leases, operating leases	4	4	13	13
Net property operating expense increase	$3	$3	$9	$9
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$81	$81	$243	$243
Acquired below-market leases	(429)	(429)	(1,285)	(1,285)
Net rental revenue increase	$(348)	$(348)	$(1,042)	$(1,042)
Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2023 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2023 (remainder of the year)	$900	$81	$(428)	$(1)	$4
2024	3,599	324	(1,713)	(6)	18
2025	3,599	324	(1,713)	(6)	18
2026	3,599	324	(1,713)	(6)	18
2027	3,599	324	(1,713)	(6)	18
Thereafter	17,474	1,151	(23,890)	(460)	1,700
Total	$32,770	$2,528	$(31,170)	$(485)	$1,776

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2023 and December 31, 2022, the Operating Partnership had the following mortgage loans payable:

	September 30, 2023		December 31, 2022
Type of Debt	Principal Amount	Interest Rate	Principal Amount	Interest Rate
CONA Mortgage Loan (maturity date September 28, 2026)
Variable rate with swap agreements	$26,500	3.03%	$26,500	3.03%
Variable rate with cap agreements	68,439	4.10%	26,500	3.60%
Variable rate	—	—	41,939	6.22%
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate with cap agreements	61,155	3.85%	61,155	3.85%
Parkway Mortgage Loan (maturity date October 26, 2024)	21,838	3.80%	22,000	3.60%
Total debt before fair value adjustment and debt issuance costs including impact of interest rate swaps/caps	239,432		239,594
Less: Unamortized fair value adjustment of assumed mortgage loan	(376)		(640)
Less: Unamortized debt issuance costs	(3,936)		(4,920)
Total mortgage loans payable, net	$235,120		$234,034

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 3.60% and 3.90% per annum at September 30, 2023 and December 31, 2022, respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding fair value adjustment of assumed mortgage loan and unamortized debt issuance costs was $239,432 and $239,594 as of September 30, 2023 and December 31, 2022, respectively, and its estimated fair value was $237,770 and $236,666 as of September 30, 2023 and December 31, 2022, respectively.

The fair value adjustment is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of September 30, 2023, scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

	September 30, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Total
2023 (remainder of the year)	$95	$—	$95
2024	295	21,448	21,743
2025	—	—	—
2026	—	217,594	217,594
2027	—	—	—
Thereafter	—	—	—
Total	$390	$239,042	$239,432

Mortgage Loans Payable

CONA Mortgage Loan

On September 29, 2021, the Operating Partnership entered into a loan agreement (the “CONA Loan Agreement”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time parties to the CONA Loan Agreement (the “CONA Mortgage Loan”). Pursuant to the CONA Loan Agreement, the aggregate total maximum commitments under the CONA Mortgage Loan are $105,891.

The CONA Mortgage Loan is collateralized by all the respective real and personal property owned by the Operating Partnership under the CONA Loan Agreement.

At September 30, 2023, the Operating Partnership had $94,939 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Prior to August 1, 2022, advances made under the CONA Mortgage Loan accrued interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) 2.00%. Subsequent to August 1, 2022, advances made under the CONA Mortgage Loan, including any prior advances, accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 2.10%. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

IPC has guaranteed (1) any losses that the administrative agent and lenders may incur as a result of the occurrence of certain bad acts of the Operating Partnership and (2) the repayment of the CONA Mortgage Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Operating Partnership and IPC have agreed to indemnify the lenders against certain environmental liabilities.

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of September 30, 2023, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

BMO Mortgage Loan

On September 30, 2021, the Operating Partnership entered into a loan agreement (the “BMO Loan Agreement”) with BMO Harris Bank N.A. (“BMO”), individually and as administrative agent, and other lenders from time to time parties to the BMO Loan Agreement (the “BMO Mortgage Loan”).

The BMO Mortgage Loan is collateralized by all the respective properties, rights, interests, and privileges from time to time subject to the liens granted to BMO for the benefit of the lenders, or any security trustee therefor, by the collateral documents.

At September 30, 2023, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Prior to August 1, 2022, advances made under the BMO Mortgage Loan accrued interest at per annum rates equal to the sum of (i) one-month LIBOR index rate plus (ii) 2.00%. Subsequent to August 1, 2022, advances made under the BMO Mortgage Loan, including any prior advances, accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

IPC has guaranteed (1) any losses that the administrative agent and lenders may incur as a result of the occurrence of certain bad acts of the Operating Partnership and (2) the repayment of the BMO Mortgage Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Operating Partnership and IPC have agreed to indemnify the lenders against certain environmental liabilities.

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of September 30, 2023, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

Parkway Mortgage Loan

On December 1, 2022, the Operating Partnership assumed the Parkway Mortgage Loan under the second modification to loan documents (the “Parkway Mortgage Loan Agreement”) in the amount of $22,000, which is the original principal amount, from Parkway Bank and Trust Company in connection with the acquisition of University Lofts. At September 30, 2023, the Operating Partnership had $21,838 outstanding under the Parkway Mortgage Loan. The Parkway Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter until maturity. The Parkway Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The Parkway Mortgage Loan matures on October 26, 2024.

The Parkway Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway Mortgage Loan become due. The Parkway Mortgage Loan is collateralized by the underlying property.

Interest Rate Swap and Cap Agreements

The Operating Partnership entered into interest rate swaps to fix a portion of its floating LIBOR-based debt prior to August 1, 2022 and its floating SOFR-based debt subsequent to August 1, 2022, under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Operating Partnership will generally match the maturity of the underlying variable rate debt with the maturity date on the interest rate swaps. See Note 11 – “Fair Value Measurements” for further information.

The Operating Partnership entered into interest rate caps to protect the Operating Partnership against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the Operating Partnership’s floating-rate debt. The Operating Partnership will generally match the maturity of the underlying variable rate debt with the maturity date on the interest rate caps. See Note 11 – “Fair Value Measurements” for further information.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of September 30, 2023:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at September 30, 2023 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$2,669
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	6,361
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	26,500	231
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	4,034
CONA Mortgage Loan cap	February 9, 2023	February 1, 2023	January 2, 2025	1-month Term SOFR	2.00%	68,439	2,703
						$244,094	$15,998
(a)
At September 30, 2023, the 1-month Term SOFR was 5.32%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets in the consolidated balance sheets.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of December 31, 2022:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at December 31, 2022 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$2,671
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	6,385
Interest rate cap agreements
CONA Mortgage Loan cap	October 8, 2021	October 8, 2021	September 28, 2026	1-month LIBOR	1.50%	26,500	2,429
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	4,206
						$175,655	$15,691

(a)
At December 31, 2022, the 1-month LIBOR and the 1-month Term SOFR were 4.39% and 4.36%, respectively.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets in the consolidated balance sheets.

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships:	2023	2022	2023	2022
Effective portion of derivatives	$2,111	$5,128	$4,978	$13,389
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(1,798)	$(397)	$(4,800)	$(171)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $2,922 and $2,313 for the three months ended September 30, 2023 and 2022, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $8,620 and $5,892 for the nine months ended September 30, 2023 and 2022, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $6,437.

NOTE 6 – EQUITY

The Operating Partnership's capital includes general and limited partnership interests in the Operating Partnership referred to as General Partner’s capital and Limited Partners’ capital, respectively, in the accompanying consolidated statements of partners’ capital. The General Partner and the Limited Partners are collectively referred to as Partners. Effective July 31, 2023, in contemplation of the Registration Statement as discussed in Note 1, the Operating Partnership effected a unit split for each OP Unit resulting in 5,815,959 Class A OP Units outstanding.

On August 21, 2023, the General Partner contributed $200 to the Operating Partnership and received 8,000 Class I OP Units. As of September 30, 2023 and December 31, 2022, there were 8,000 Class I units and no partnership interests issued to the General Partner, respectively.

The Operating Partnership adjusts the carrying value of General Partner’s capital to reflect General Partner’s share of the book value of the Operating Partnership when there has been a change in the General Partner’s ownership of the Operating Partnership. Such adjustments are recorded as reallocation of partnership interests on the accompanying consolidated statements of partners’ capital.

Pursuant to the Amended and Restated Limited Partnership Agreement, Class A OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner. During September 2023, certain Class A OP unitholders requested redemption of their units as shown in the table below, all of which the General Partner accepted and agreed to redeem for cash. As of September 30, 2023, $369 in redemptions payable are reflected on the consolidated balance sheet.

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the three months ended September 30, 2023 and 2022:

Three months ended September 30, 2023	Class A OP Units	Class I OP Units
Beginning balance	373,033	—
Effect of unit split	5,442,926	—
Issuance of units	—	8,000
Redemptions	(14,785)	—
Ending balance	5,801,174	8,000

Three months ended September 30, 2022	Class A OP Units
Beginning balance	373,033
Ending balance	373,033

The following tables detail the change in the Operating Partnership’s units for the nine months ended September 30, 2023 and 2022:

Nine months ended September 30, 2023	Class A OP Units	Class I OP Units
Beginning balance	373,033	—
Effect of unit split	5,442,926	—
Issuance of units	—	8,000
Redemptions	(14,785)	—
Ending balance	5,801,174	8,000

Nine months ended September 30, 2022	Class A OP Units
Beginning balance	373,033
Ending balance	373,033

NOTE 7 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions paid	$2,381	$3,032	$8,054	$9,098
Distributions accrued	$1,962	$3,032	$7,557	$9,098

NOTE 8 –LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical office properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical office leases, as of September 30, 2023, range from 4.4 years to 14.4 years. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

Medical office leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Operating Partnership for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Operating Partnership and recoverable under the terms of the lease. Under these leases, the Operating Partnership pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Student housing properties are typically leased by the bed on an individual lease liability basis and require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Operating Partnership for certain costs, primarily the tenant’s share of utilities expenses, incurred by the Operating Partnership. Under leases where all expenses are paid by the Operating Partnership, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As per ASC 842, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental revenue. The combined lease component and reimbursements for insurance and taxes are reported as rental revenue on the consolidated statements of operations and comprehensive income (loss).

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated statements of operations and comprehensive income (loss).

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental revenue - fixed payments	$6,328	$5,108	$19,593	$16,123
Rental revenue - variable payments (a)	702	542	1,990	1,564
Amortization of acquired above- and below-market leases, net	348	348	1,042	1,042
Rental revenue	$7,378	$5,998	$22,625	$18,729

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments, excluding variable lease payments, to be received under operating leases as of September 30, 2023 for the years indicated, assuming no early terminations or expiring leases are renewed, are as follows:

Lease Payments
2023 (remainder of the year)	$5,209
2024	21,032
2025	21,395
2026	21,765
2027	22,308
Thereafter	95,302
Total	$187,011

Leases for the student housing property are generally 12 months or less and are therefore excluded from the table above.

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2023	2022	2023	2022
Ironwood Physicians, P.C.	18%	22%	18%	21%
Memorial Hermann Health System	12%	15%	12%	15%

Geographic Concentration

As of both September 30, 2023 and December 31, 2022, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical office properties.

Lease Expense as a Lessee

The below table shows the remaining lease term, including extensions, as of September 30, 2023, for the leases where the Operating Partnership is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	69
Jordan Valley Medical Center	136
Saint Elizabeth Medical Center	84

For both the three months ended September 30, 2023 and 2022, total rent expense was $79, recorded in property operating expenses on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, total rent expense was $239 and $238, respectively, recorded in property expenses on the consolidated statements of operations and comprehensive income (loss).

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating cash flows - operating leases	$16	$15	$48	$46
Operating cash flows - finance leases	$26	$26	$79	$79

For the three and nine months ended September 30, 2023 and 2022, total finance lease cost was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of finance lease right-of-use asset	$14	$15	$42	$43
Interest on finance lease liability	36	35	106	104
Total finance lease cost	$50	$50	$148	$147

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(116)	(74)
Finance lease right-of-use asset, net of amortization	$2,114	$2,156

Lease payments for the ground leases as of September 30, 2023 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2023 (remainder of the year)	$17	$26
2024	67	105
2025	67	105
2026	67	105
2027	67	121
Thereafter	6,827	16,824
Total undiscounted lease payments	$7,112	$17,286
Less: Amount representing interest	(5,385)	(14,483)
Present value of lease liability	$1,727	$2,803

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both September 30, 2023 and December 31, 2022, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three and nine months ended September 30, 2023 and 2022. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2023	2022	2023	2022	September 30, 2023	December 31, 2022
General and administrative reimbursements	(a)	$245	$19	$527	$22	$213	$38
Offering Costs	(b)	$67	$—	$154	$—	$65	$20

Property management fees		$127	$137	$427	$382	$8	$—
Property operating expenses	(c)	9	30	26	43	2	32
Construction management fees		—	—	46	—	—	—
Total property management related costs	(d)	$136	$167	$499	$425	$10	$32

Advisor management fee	(e)	$207	$230	$717	$691	$207	$239

Other	(f)	$—	$—	$—	$—	$—	$290

(a)
The Advisor and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Advisor or its related parties relating to the Operating Partnership’s administration. Such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). General and administrative reimbursements include certain costs directly paid by IPC to third parties that are reimbursable by the Operating Partnership. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(b)
The Operating Partnership pays offering costs to certain related parties, for the Operating Partnership as well as the General Partner, attributable to the preparation of the Registration Statement and registration and qualification of the General Partner’s common stock under federal and state laws. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(c)
Property operating expenses include certain expenses directly paid by IPC to third parties that are reimbursable by the Operating Partnership.
(d)
For each property that is managed by Inland Commercial Real Estate Services LLC (the “Property Manager”), the Operating Partnership pays a monthly property management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, 5.0% of the base rent for one of the properties, and up to 3.9% of the gross income from any other property type. The Property Manager may, in its sole discretion, waive fees with respect to a particular property. For each property that is managed directly by the Property Manager or its affiliates, the Operating Partnership pays the Property Manager a separate leasing fee, if applicable. Further, in the event that the Operating Partnership engages its Property Manager to provide construction management services for a property, the Operating Partnership pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Operating Partnership also reimburses the Property Manager and its affiliates for property-level expenses that they pay or incur on the Operating Partnership’s behalf, including the salaries, bonuses and benefits of persons performing services for the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Property Manager or the Operating Partnership. Property management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheets.

(e)
Prior to August 1, 2023, the Operating Partnership paid the Advisor an annual business management fee equal to 0.25% of its “initial partnership assets”, which was payable monthly in an amount equal to 0.0208% of its initial partnership assets as of the last day of the immediately preceding month. “Initial partnership assets” means, for any period, the average of the aggregate book value of the assets of the Operating Partnership, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, real estate assets, and all consolidated and unconsolidated joint ventures or other partnerships, before non-cash charges such as depreciation, amortization, impairments and bad debt reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and the Advisor entered into the Advisory Agreement, which is effective from August 1, 2023. Per the Advisory Agreement, the Operating Partnership or the General Partner will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T units, Class S units, Class D units and Class I units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the General Partner or Class I units of the Operating Partnership. The business management fee and the management fee are included within Advisor management fee in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(f)
Represents amount due to IPC for net assumed assets and liabilities related to the University Lofts acquisition.

Limited Partnership Agreement

On August 24, 2023, the General Partner entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership, which amends and restates the Limited Partnership Agreement entered into as of June 21, 2021. In connection with the Amended and Restated Limited Partnership Agreement, the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership provides for the Special Limited Partner to receive an allocation from the Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I Operating Partnership units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Amended and Restated Limited Partnership Agreement) and (b) with respect to Class A Operating Partnership units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water mark, with a Catch-Up (each term as defined in the Amended and Restated Limited Partnership Agreement). The Special Limited Partner had not earned a performance participation interest as of September 30, 2023.

Related Party Loan

On December 15, 2021, IPC borrowed $20,000 from the Operating Partnership under a promissory note agreement (the “Note”) that consisted of a revolving credit facility to borrow up to $20,000. The Note bore an interest rate of 8.00% per annum, payable monthly, in arrears, commencing on January 1, 2022 and on the first day of each month thereafter. The principal amount of loan was payable, along with all accrued and unpaid interest, on March 14, 2022, the maturity date of the Note, at which point the loan was repaid in full. Interest income of $324 on the Note for the nine months ended September 30, 2022 is included within interest and other income in the consolidated statement of operations and comprehensive income (loss).

Limited Partners' Capital

As of September 30, 2023 and December 31, 2022, Limited Partners’ capital of $1,937 and $1,242, respectively, which represents 1.30% and 0.75%, respectively, of the total Limited Partners’ capital, was held by IPC and its affiliates.

Acquisitions

On December 1, 2022, the Operating Partnership acquired University Lofts from an affiliate of the Operating Partnership. See Note 3 - Acquisitions for further information.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Operating Partnership defines fair value based on the price that it believes would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Operating Partnership establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

Level 1 −	Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 −

Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 −

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Operating Partnership has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies the Operating Partnership believes to be appropriate for these purposes.

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2023
Interest rate swap agreements - Other assets	$—	$9,261	$—	$9,261
Interest rate cap agreements - Other assets	$—	$6,737	$—	$6,737
December 31, 2022
Interest rate swap agreements - Other assets	$—	$9,056	$—	$9,056
Interest rate cap agreements - Other assets	$—	$6,635	$—	$6,635

The fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Operating Partnership also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements which utilize Level 3 inputs, such as estimates of current credit spreads. The Operating Partnership has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative interest rate swap and interest rate cap agreements and therefore has classified these in Level 2 of the hierarchy.

NOTE 12 – SEGMENT REPORTING

As of September 30, 2023, the Operating Partnership operates in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the segment Student Housing to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. The Operating Partnership believes that segment net operating income is a key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment.

Prior to the acquisition of University Lofts on December 1, 2022, the Operating Partnership managed its operations on an aggregated, single segment basis for purposes of assessing performance and making operational decisions and, accordingly, had only one reporting and operating segment.

The following table details the total assets by reportable segment as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Healthcare	$396,691	$406,266
Education	36,390	38,349
Corporate and other	6,999	11,224
Total assets	$440,080	$455,839

The following table details the financial results by reportable segment for the three months ended September 30, 2023:

	Healthcare	Education	Total
Revenues:
Rental revenue	$6,190	$1,188	$7,378
Other property revenue	41	—	41
Total revenues	6,231	1,188	7,419

Expenses:
Property operating expenses	475	454	929
Real estate tax expense	248	99	347
Total expenses	723	553	1,276

Segment net operating income	$5,508	$635	$6,143

Depreciation and amortization	$(3,719)	$(357)	$(4,076)

General and administrative expenses			$(669)
Business management fee			(207)
Interest expense			(2,922)
Interest and other income			5
Net loss			$(1,726)

The following table details the financial results by reportable segment for the nine months ended September 30, 2023:

	Healthcare	Education	Total
Revenues:
Rental revenue	$19,249	$3,376	$22,625
Other property revenue	42	—	42
Total revenues	19,291	3,376	22,667

Expenses:
Property operating expenses	1,427	1,185	2,612
Real estate tax expense	688	297	985
Total expenses	2,115	1,482	3,597

Segment net operating income	$17,176	$1,894	$19,070

Depreciation and amortization	$(11,209)	$(2,230)	$(13,439)

General and administrative expenses			$(1,675)
Business management fee			(717)
Interest expense			(8,620)
Interest and other income			33
Net loss			$(5,348)

NOTE 13 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Operating Partnership has evaluated events that occurred through the issuance of these consolidated financial statements to determine whether any of these events required disclosure in the consolidated financial statements.

Director Stock Awards

On October 2, 2023, the General Partner granted its independent directors a total of 935 restricted Class I shares of the General Partner with a total value of $23. The restricted shares will vest on October 2, 2024. The Operating Partnership issued 935 Class I units to the General Partner as a result of the grant.

Related Party Line of Credit

On October 27, 2023, the Operating Partnership entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (the “Promissory Note, and together with the Credit Agreement, the “Credit Facility”) with IPC, as lender.

The Credit Facility provides for loan advances in an aggregate amount not to exceed $22,500, with a maturity date of November 30, 2024 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default (the “Loan”). The daily balance of the Loan under the Credit Facility bears interest at rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership will begin making monthly payments of all accrued and unpaid interest on the Loan on December 1, 2023. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

CONA Mortgage Loan Amendment

Effective October 31, 2023, the CONA Mortgage Loan was amended to, among other things, add IREIC, the General Partner’s sponsor, as a substitute guarantor to IPC. In connection with the amendment, IREIC also was joined as an additional indemnitor under the environmental indemnity agreement.

Item 6. Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit Index
Exhibit No.	Description

1.1*	Dealer Manager Agreement, dated September 28, 2023, by and between IPC Alternative Real Estate Income Trust, Inc. and Inland Securities Corporation

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.1	Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.2	Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.3*	Net Asset Value Calculation and Valuation Guidelines

10.1

Advisory Agreement dated August 24, 2023, by and among IPC Alternative Real Estate Income Trust, Inc., IPC Alternative Real Estate Operating Partnership, LP and IPC Alternative Real Estate Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

10.2

Amended and Restated IPC Alternative Real Estate Operating Partnership, LP Partnership Agreement dated August 24, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed June 16, 2023)

10.4*	Escrow Agreement, dated September 28, 2023, by and among IPC Alternative Real Estate Income Trust, Inc., Inland Securities Corporation and UMB Bank, N.A.

10.5	Independent Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Keith D. Lampi
By:	Keith D. Lampi
Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	November 14, 2023

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer)
Date:	November 14, 2023