Form 10-K
period 2023-12-31
IPC Alternative Real Estate Income Trust, Inc.
filed 2024-03-20
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-272750

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	87-1302380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public market for the registrant’s shares of common stock. As of March 19, 2024, the registrant has the following shares of common stock outstanding: 0 shares of Class T common stock, 0 shares of Class S common stock, 0 shares of Class D common stock, 114,986 shares of Class I common stock and 0 shares of Class A common stock.

Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Chicago, IL Auditor Firm ID: 238

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

Summary of Risk Factors

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K. Defined terms used in this summary have the meanings provided elsewhere in this Annual Report on Form 10-K. As used herein, the term “you” refers to our current stockholders or potential investors in our common stock, as applicable.

•
We have a limited operating history, and there is no assurance that we will achieve our investment objectives.
•
Because our offering is a “blind pool” offering, you will not have the opportunity to evaluate our investments to be made through our Operating Partnership (as hereinafter defined) with the proceeds before we make them.
•
Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. Although our share repurchase plan may be suspended for an indefinite amount of time, our board of directors will not terminate our share repurchase plan unless shares of our common stock are listed on a national securities exchange or unless required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•
We cannot guarantee that we will continue to make distributions, and if we do, we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
•
The purchase and repurchase price for shares of our common stock will generally be based on our prior month’s net asset value (“NAV”) and will not be based on any public trading market. Although there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•
We have no employees and are dependent on our Advisor (as hereinafter defined) to conduct our operations. Our Advisor will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Inland Programs (as hereinafter defined), the allocation of time of its investment professionals and the level of fees that we will pay to our Advisor.
•
Failure by us, our Advisor, the Dealer Manager (as hereinafter defined) or our service providers (including our transfer agent) or tenants to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.
•
We are conducting a “best efforts” offering. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•
Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•
There are limits on the ownership and transferability of our shares.
•
Although our investment strategy is to invest in stabilized commercial real estate diversified among alternative sectors with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in the Company, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
•
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Code. We had little or no taxable income for the taxable year ending December 31, 2023. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•
The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•
Investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent (whether due to property-specific factors, sector-level issues, or broader macroeconomic conditions), increases in interest rates and lack of availability of financing, tenant turnover and vacancies and changes in supply of or demand for similar properties in a given market.

PART I

Item 1. Business

General Development of the Business

IPC Alternative Real Estate Income Trust, Inc. (the “Company”, “we,” “our,” or “us”) was incorporated on June 12, 2023 as a Maryland corporation and intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We were originally formed on June 17, 2021 as a Delaware limited liability company named Inland Private Capital Alternative Assets Fund, LLC and converted to a Maryland corporation on June 12, 2023. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) (originally formed under the name IPC Alternative Assets Operating Partnership, LP). We have no employees.

Prior to August 24, 2023, we were managed by IPC Alternative Real Estate Advisor, LLC (the “Advisor”), an affiliate of Inland Real Estate Investment Corporation (“IREIC” or our “sponsor”), pursuant to a Business Management Agreement. On August 24, 2023, the Business Management Agreement was terminated and we, the Operating Partnership and the Advisor entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023.

We will conduct substantially all of our business and own, indirectly, substantially all of our assets through the Operating Partnership. We, through the Operating Partnership, will invest in stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. We, through the Operating Partnership, may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

On September 28, 2023, our Registration Statement on Form S-11 (File No. 333-272750) with respect to our public offering was declared effective by the Securities and Exchange Commission (“SEC”). We have registered with the SEC an offering up to $1.25 billion in shares of common stock, consisting of up to $1 billion in shares in our primary offering and up to $250 million in shares pursuant to our distribution reinvestment plan (the “Offering”). Inland Securities Corporation (the “Dealer Manager”), an affiliate of our sponsor, is the dealer manager for the Offering. We are offering to sell any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

When we receive proceeds from the Offering, we contribute such proceeds to the Operating Partnership and receive Operating Partnership units that correspond to the classes of the shares sold. We account for the units acquired in the Operating Partnership as an equity method investment during any period that our investment in the Operating Partnership is not considered significant to the Operating Partnership and expect to consolidate the Operating Partnership at such time that our investment in the Operating Partnership is considered significant to the Operating Partnership, and thereafter present the results of operations on a consolidated basis.

On December 1, 2023, we issued and sold 99,634 shares of our Class I common stock (no Class T, Class S or Class D shares were issued or sold as of such date) in the Offering and the escrow agent released net proceeds of approximately $2.5 million to us as payment for such shares. As of March 19, 2024, we had received and accepted investors’ subscriptions for and issued no shares of Class T common stock, no shares of Class S common stock, no shares of Class D common stock and 103,664 shares of Class I common stock in the Offering, resulting in gross proceeds of $2.6 million, including proceeds from the distribution reinvestment plan (the “DRP”). As of March 19, 2024, $1.247 billion of common stock remained available to be sold in the Offering.

As of December 31, 2023, we hold 108,569 Class I units in the Operating Partnership.

For more information on the Offering, see Part IV, Item 15, “Note 4 - Equity” in the Company’s financial statements.

We established the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We adopted the DRP whereby stockholders (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating broker-dealers that do not permit automatic enrollment in the DRP) will have their cash distributions automatically reinvested in additional shares of our common stock unless they elect to receive their distributions in cash. Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating broker-dealers that do not permit automatic enrollment in the DRP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. The purchase price for shares purchased under the DRP will be equal to the transaction price for such shares at the time the distribution is payable, which will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the DRP; however, all outstanding Class T, Class S and Class D shares, including those purchased under the DRP, will be subject to ongoing distribution fees. The distribution fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP.

Share Repurchase Plan

We adopted the share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”). In the event that we, at our sole discretion, elect to issue Class A shares to OP Unitholders seeking redemption, we expect to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D and Class I shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the share repurchase plan if it deems in its reasonable judgment such action to be in our best interest. We began the share repurchase plan in January 2024, the first month of the first full calendar quarter following the conclusion of our escrow period.

Investment Objectives

Our investment objectives are to invest in assets that will enable us to:

• preserve and protect invested capital;

• provide current income in the form of regular cash distributions; and

• realize potential growth in the value of our investments.

We cannot assure you that we will achieve our investment objectives. In particular, we note that the NAV of non-listed REITs may be subject to volatility related to the values of their underlying assets. See the “Risk Factors” section of this Annual Report on Form 10-K.

Investment Strategy

Through its affiliation with The Inland Real Estate Group of Companies, Inc. (together with its subsidiaries and affiliates, “Inland”), the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Together with its affiliates, Inland is a fully-integrated group of legally and financially separate companies that is involved in every aspect of real estate, including property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, finance, investment products and other related services. Since its founding in 1968, through December 31, 2023, Inland has sponsored 834 programs and raised more than $30 billion in capital from more than 490,000 investors. IREIC, our sponsor, is a member company of Inland.

Our investment strategy is to acquire a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types in the United States. We also to a lesser extent may invest in real estate debt and real estate-related securities to provide current income and a source of liquidity for our share repurchase plan, cash management and other purposes. We seek to create and maintain a portfolio of commercial real estate investments that generate stable income to enable us to pay attractive and stable cash distributions to our stockholders.

Our property investments will consist primarily of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, education properties, and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

Our real estate debt strategy is focused on generating current income and contributing to our overall net returns. Alongside our credit facilities and operating cash flow, our real estate debt investments may provide an additional source of liquidity. These liquidity sources are collectively used for cash management, satisfying any stock repurchases under our share repurchase plan and other purposes.

Investments in Real Estate

To execute our investment strategy, we invest primarily in stabilized, income-generating commercial real estate within alternative sectors—self-storage, healthcare, and education. Our investments focus on cycle-resilient sectors with demographic-driven demand from increasing college enrollments, a more mobile society, and the growth of an aging population. In addition, self-storage facilities, education properties, and healthcare-related properties tend to be highly fragmented, making access and scalability difficult.

Alternative sectors have proven resilient through various macroeconomic cycles and outperformed in recent black swan events—the global financial crisis of 2008 and 2009 and the COVID-19 pandemic. The recipe for the success of these sectors was stable performance throughout market cycles driven by life events. Strong demographic tailwinds and life events may continue to benefit these sectors, resulting in attractive potential returns for investors.

While we do intend to focus our strategy on the self-storage, education, and healthcare sectors, other alternative sectors we may consider include manufactured housing, build-to-rent, life science and infrastructure. We may also invest elsewhere and opportunistically in the equity of public and private real estate-related companies. We may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. We will generally limit investment in new developments on a standalone basis, but may consider development that is ancillary to an overall investment.

We do not designate specific geographical allocations for the portfolio; rather we intend to invest in regions or sectors where we see the best opportunities that support our investment objectives. However, we currently have no intention to make or acquire any investments outside the United States and may only do so in the future to the extent that any international investment is consistent with our overall investment strategy and specifically approved by our board of directors.

In the initial stages of our capital raise pursuant to the Offering, a primary source of proposed real estate investments will consist of Delaware statutory trusts (“DST”) or other private investment programs sponsored by Inland Private Capital Corporation (“IPC”), an affiliate of our sponsor that was formed to provide replacement properties for investors wishing to complete a tax-deferred exchange under Section 1031 of the Code, as well as investors seeking a quality, multiple-owner real estate investment. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to our Operating Partnership in exchange for OP Units under Section 721 of the Code.

Investments in Real Estate Debt

Our real estate debt strategy is focused on generating current income and contributing to our overall net returns. The type of real estate debt investments we may seek to acquire are obligations backed principally by real estate of the type that generally meets our criteria for direct investment. We may source, originate and manage a real estate debt portfolio consisting of subordinated mortgages, mezzanine loans, loan participations and other forms of debt investments made with respect to real estate and real estate-related assets as well as mortgage loans, bank loans, and other interests relating to real estate and debt of companies in the business of owning or operating real estate-related businesses. We do not intend to make loans to other persons or to engage in the purchase and sale of any types of investments other than those related to real estate.

Investment in Real Estate-Related Securities

To the extent we invest in real estate-related securities, such securities will serve as a cash management strategy before investing Offering proceeds into longer-term real estate assets. In addition, we believe that, subject to applicable law, our real estate-related securities could be used, in part, to maintain appropriate liquidity levels in order to provide funds to satisfy repurchase requests under our share repurchase plan that we chose to satisfy in any particular month. Our securities portfolio will focus on agency and non-agency residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and public equity real estate securities.

Borrowing Policies

We intend to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after our ramp-up period is approximately 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above.

Our real estate debt portfolio may have embedded leverage through the use of reverse repurchase agreements and may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During times of increased investment and capital market activity, but subject to the limitation on indebtedness for money borrowed in our charter described below, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt.

Under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments, unless any excess over this limit is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. This limitation includes indebtedness for money borrowed with respect to our real estate debt portfolio.

Taxation of the Company

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ended December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Code. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute 90% of our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Government Regulations

As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

Compliance with federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.

Competition

We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by our Advisor and its affiliates, particularly those with investment strategies that may overlap with ours, may seek investment opportunities in accordance with Inland’s policies and procedures.

Human Capital

We do not have any employees. All of our executive officers are officers of the Advisor or one or more of their affiliates and are compensated by those entities for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse the Advisor for any compensation paid to individuals who serve as our executive officers.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our Advisor and its affiliates. See Item 1A - “Risk Factors - Risks Related to Conflicts of Interest.”

Our Corporate Information

Our principal executive offices are located at 2901 Butterfield Rd., Oak Brook, Illinois 60523, our telephone number is (630) 218-8000 and our website is https://www.ipcaltreit.com. From time to time, we may use our website as a distribution channel for material company information. Our website is not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. We will provide a copy of this Annual Report on Form 10-K, including financial statements and schedules, without charge upon written request delivered to our principal executive offices. We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports and information statements and other information regarding issuers that file electronically.

Item 1A. Risk Factors

Risks Related to Our Organizational Structure

We have a limited operating history, and there is no assurance that we will be able to achieve our investment objectives.

We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Advisor and its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock entails more risk than the shares of common stock of a REIT with a substantial operating history.

You will not have the opportunity to evaluate our future investments to be made through the Operating Partnership before we make them, which makes your investment more speculative.

We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related securities that we may acquire in the future through the Operating Partnership with the proceeds of the Offering, except for investments that may be described in one or more supplements to our prospectus dated September 28, 2023 (the “Prospectus”.) We will seek to invest substantially all of the net Offering proceeds from the Offering, after the payment of fees and expenses, in the Operating Partnership so that it may acquire additional interests in properties and real estate-related securities. However, because you will be unable to evaluate the economic merit of our Operating Partnership’s future investments before we make them, you will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our Advisor will have broad discretion in selecting the types of properties we will invest in through the Operating Partnership and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

There is currently no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us may be the only way for you to dispose of your shares, and such repurchases are limited by the share repurchase plan. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares repurchased within one year of the date of issuance will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Share Repurchases—Early Repurchase Deduction” in the Prospectus.

Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. Although our share repurchase plan may be suspended for an indefinite amount of time, our board of directors will not terminate our share repurchase plan unless shares of our common stock are listed on a national securities exchange or unless required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Notwithstanding the foregoing, we have adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase plan within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Share Repurchases—Repurchase Limitations” in the Prospectus.

Cash redemptions to holders of Operating Partnership units will reduce cash available for distribution to our stockholders or to honor their redemption requests under our share redemption program.

After the applicable holding period, holders of units of our Operating Partnership will generally have the right to cause the Operating Partnership to redeem all of a portion of such units for, at our sole discretion, shares of our common stock or cash. Our election to redeem Operating Partnership units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption requests under our share redemption program. If a significant number of such unitholders seek to redeem such units, our cash flow could be materially adversely affected. We will have an ongoing need to provide liquidity for such redemptions, which we may seek to provide by drawing on a line of credit or by using our net proceeds to fund such redemptions, which could increase our financial leverage ratio or reduce our net proceeds available for other purposes, respectively.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system or market volatility (including as a result of the ongoing hostilities between Russia and Ukraine, and more recently in the middle east), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

In addition, stockholders may seek to repurchase some or all of the shares of our common stock that they hold. A significant volume of repurchase requests in a given period of time may cause requests to exceed the 2% monthly and 5% quarterly limits under our share repurchase plan, resulting in less than the full amount of repurchase requests being satisfied in such period.

Our Advisor will manage our portfolio pursuant to very broad investment guidelines and will not be required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations.

We expect our board of directors to approve very broad investment guidelines that delegate to our Advisor the authority to execute acquisitions and dispositions of real estate and real estate-related securities on our behalf, in each case so long as such delegation and such investments are consistent with our board-approved investment guidelines, our charter and Maryland law. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and review our investment portfolio periodically. Transactions entered into on our behalf by our Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous public offering, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. Pending investment, we may hold large amounts of cash in money market accounts or similar temporary investments, which are subject to management fees.

It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common stock or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

The Offering is being made on a “best efforts” basis, meaning Inland Securities Corporation (the “Dealer Manager”) is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in the Prospectus. Our board of directors approved very broad investment guidelines with which we must comply, but these guidelines provide our Advisor with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in the Prospectus. Because we currently have a limited number of properties, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•
our inability to invest the proceeds from sales of our shares on a timely basis in income-generating properties;
•
our inability to generate sufficient income from our investments;
•
high levels of repurchase requests under our share repurchase plan for a prolonged period of time, which could lead to the disposition of investments to generate liquidity to satisfy repurchase requests;
•
high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.

We may pay distributions from sources other than our cash flow from operations, including the sale of our assets, borrowings or Offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, the sale of our assets, borrowings or Offering proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Advisor elects to receive its management fee in Class I shares or Class I units, the extent to which IPC REIT Special Limited Partner, LP (the “Special Limited Partner”) elects to receive distributions on its performance participation interest in Class I units, how quickly we invest the proceeds from the current and any future offerings and the performance of our investments. Although we cannot predict the amount of future distributions or their sources of funding, the funding of distributions from the Offering proceeds or borrowings would likely cause our NAV per share to be lower than it otherwise would be and would likely not be sustainable for an extended period. Funding distributions from the sale of or repayment of our assets, borrowings or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related securities. As a result, the return you realize on your investment may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment.

We may also defer operating expenses or pay expenses (including the fees of our Advisor or distributions to the Special Limited Partner if so requested by them) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from our Advisor or the Special Limited Partner shortly after issuing such units or shares as compensation. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and our Advisor and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Purchases and repurchases of shares of our common stock are generally made based on the prior month’s NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares; however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share.

Valuations and appraisals of our real estate and real estate-related investments are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Each property will then be valued by an independent third-party appraisal firm within the first full calendar quarter after acquisition and no less frequently than annually thereafter. Our independent valuation advisor will update the valuations of our properties monthly, based on the then most recent annual third-party appraisals and current material market data and other information deemed relevant. Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair market value. Certain investments, such as mortgages and mezzanine loans, are unlikely to have market quotations. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by an independent third party within the first three full months after we invest in such investment and no less than quarterly thereafter. Additionally, material market data and other information that becomes available after the end of the applicable month may be considered in the valuation of our assets and liabilities and calculating our NAV for a particular month. For more information regarding our valuation process, see “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus.

Although monthly reviews of each of our real property valuations will be performed by our independent valuation advisor, such valuations are based, in part, on asset- and portfolio-level information provided by our Advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of our Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and the Dealer Manager to the extent such valuations prove not to reflect accurately the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally our prior month’s NAV per share for the applicable share class, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least annually. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur for the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor and monthly valuations of our real estate debt and other securities for which market prices are not readily available provided by our Advisor, each in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. Our independent valuation advisor will review appraisal reports, and an independent third party will review our real estate debt and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation. It may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either stockholders whose shares we repurchase, or stockholders who buy new shares.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Net Asset Value Calculation and Valuation Guidelines.”

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

The Offering is being made on a “best efforts” basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

If we quickly raise a substantial amount of capital, we may have difficulty investing it in a timely manner.

If we quickly raise capital during the Offering, we may have difficulty identifying and purchasing suitable investments on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to generate returns and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to invest the net proceeds of the Offering promptly, our results of operations and financial condition may be adversely affected.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, to the extent permitted by our charter, the partnership agreement expressly limits our liability, and provides for our indemnification, by providing that we and our officers, directors, employees and designees will not be liable to, and will be indemnified by, our Operating Partnership for losses of any nature unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and was committed in bad faith, was the result of active and deliberate dishonesty or constituted willful misconduct or gross negligence; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. For a discussion of the indemnification provisions of our charter, see “Management––Limited Liability and Indemnification of Directors, Officers, our Advisor and Other Agents” in the Prospectus.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Payments to our Advisor or the Special Limited Partner in the form of common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

Our Advisor or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by our Advisor or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, Offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from our Advisor paid to our Advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period. Notwithstanding the foregoing, we have adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

Corporations organized under Maryland law with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a resolution of its board of directors and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•
staggering the board of directors into three classes;
•
requiring a two-thirds vote of stockholders to remove directors;
•
providing that only the board of directors can fix the size of the board;
•
providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•
providing for a majority requirement for the calling by stockholders of a special meeting of stockholders.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares. In our charter, we have elected that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.

We will not elect to be subject to any provision of Subtitle 8 of Title 3 of the Maryland General Corporation Law (the “MGCL”) if doing so would adversely affect the rights, preferences and privileges of stockholders unless each election would be of no force or effect following a vote of the stockholders to ratify such election if such vote failed to garner the approval of a majority of the outstanding shares entitled to vote on the matter. We will use our best efforts to hold such stockholders’ meetings as soon as possible following such election but may adjourn or postpone the meeting to solicit additional votes if at the time of such adjournment or postponement a majority of the shares represented by proxy have indicated support for such election.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such stockholder would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•
80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•
two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These supermajority voting provisions do not apply if, among other things, our stockholders receive a minimum price (as defined in the MGCL) for their common stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including Inland, the Dealer Manager and our Advisor, from the provisions of this law, provided that such business combination is first approved by our board of directors; however, our board may revoke this exemption at any time.

Our charter permits our board of directors to authorize us to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”) and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors or officers, or our Advisor and its affiliates, for any liability or loss suffered by them or hold our directors or officers, our Advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our Advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from the stockholders. See “Management—Limited Liability and Indemnification of Directors, Officers, our Advisor and Other Agents” in the Prospectus.

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,200,000,000 shares of capital stock, of which 2,100,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares and 100,000,000 shares are classified as Class A shares, and 100,000,000 shares are classified as preferred stock. We also may issue shares in private offerings, have issued Operating Partnership units to holders other than the Company and expect to issue additional Operating Partnership units in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire. In particular, issuing units in our Operating Partnership to sellers of properties we acquire has been and will continue to be a significant aspect of our investment strategy. Each such issuance will dilute your interest in us and our assets. In addition, we may be obligated to issue shares of our common stock or units in our Operating Partnership to our Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we will hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any issuance of units in our Operating Partnership could result in the issuance of a corresponding number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

The net tangible book value of your shares will be substantially below the price you pay for them, thus increasing the risk of a loss on your investment.

We will incur substantial organization and offering expenses. Although the net asset value of our shares will only be affected by this liability as it is paid, the net tangible book value of our shares is a GAAP figure and must reflect the full amount of the liability. As a result, the net tangible book value of your shares will be less than the amount you paid for them. Moreover, purchasers of Class T, S and D shares will have to pay an upfront commission for their shares, further widening the spread between your purchase price and the net tangible book value of your shares. These factors increase the risk of loss on your investment.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions. This provision of our bylaws does not apply to claims brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction or to claims under state securities laws.

We will not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by our Advisor and we do not directly compensate our executive officers, or reimburse our Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of our Advisor, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company. See “Prospectus Summary—Are there any Investment Company Act of 1940 considerations?” in the Prospectus.

A change in the value of any of our assets could negatively affect our ability to maintain our exclusion from regulation under the Investment Company Act. To maintain compliance with the applicable exclusion under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

We depend on our Advisor to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on our Advisor and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Advisor will not be liable for losses incurred due to the occurrence of any such errors.

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by our Advisor or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts and war; and
•
cyber incidents.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our stockholders.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offering, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether participating broker-dealers and their associated persons recommend the Offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal or no commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Offering, it may harm our ability to achieve our objectives.

We, the Advisor, the Dealer Manager and respective affiliates are subject to regulatory oversight which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

A number of regulatory authorities including the SEC and various other U.S. federal, state and local agencies oversee aspects of our and our affiliates’ respective businesses and may conduct examinations and inquiries into, and bring examinations, enforcement and other proceedings against us, the Advisor, the Dealer Manager and any of their respective affiliates. We, the Advisor, the Dealer Manager and their respective affiliates also have and in the future may receive requests for information or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Advisor, the Dealer Manager, our investments or other investments the Advisor or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Advisor, Dealer Manager or their affiliates, or industry wide practices. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Advisor, the Dealer Manager or any of their respective affiliates are required to disclose sensitive business information or alter business practices.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus, particularly given the current administration, could result in additional burdens on our business.

Our business and the businesses of the Advisor, the Dealer Manager and their affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.

We, the Advisor, the Dealer Manager or their affiliates are also subject to requests for information, inquiries and informal or formal investigations by the SEC and other regulatory authorities. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our or Inland’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Inland’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Advisor, the Dealer Manager or any of their respective affiliates are required to disclose sensitive business information or alter business practices.

Failure by us, our Advisor, the Dealer Manager or our service providers (including our transfer agent) or tenants to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

We, the Advisor, the Dealer Manager and our service providers (including our transfer agent) or tenants are dependent on the effectiveness of our respective information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems or insufficient policies or procedures, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

Our operations may be subject to an increasing number of cyber incidents, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our success depends in part on our ability to provide effective cybersecurity protection in connection with our business, and the digital technologies and internal digital infrastructure we utilize. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by the Advisor, the Dealer Manager, service providers (including our transfer agent), tenants, or other third parties. We may also utilize software and other digital products and services that store, retrieve, manipulate, and manage our information and data, external data, personal data of our Advisor, Dealer Manager, service providers (including our transfer agent), tenants, stockholders or other third parties, and our own information and data.

Our digital technologies, as well as third-party products, services and technologies that we rely on, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We have experienced and will continue to experience varying degrees of cyber events in the normal conduct of our business, including defending against attacks from social engineering such as phishing. Even if we successfully defend our own digital technologies and internal digital infrastructure, we also rely on providers of third-party products, services, and networks, with whom we may share data, and who may be unable to effectively defend their digital technologies, services and internal digital infrastructure against attack.

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to data of our Advisor, Dealer Manager, service providers (including our transfer agent), tenants, stockholders or other third parties, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, or loss of control of our operations could result in significant damage to our reputation or disruption to our business and to our Advisor, Dealer Manager, service providers (including our transfer agent), tenants, or other third parties. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer using our services, which could have a material adverse impact on our financial condition, results of operations, cash flows, and future prospects.

In addition, if our systems or third-party products, services, and network systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to any of our intellectual property, proprietary or confidential information; loss of data or disruption to our Advisor, Dealer Manager, service providers (including the transfer agent), tenants, or other third parties; breach of personal data; interruption of our business operations; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees (if any), our Advisor, the Dealer Manager, service providers, tenants, stockholders or other third parties, and may result in claims against us.

Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, or implement strategic initiatives.

We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives, and, in connection with our use of these systems, we rely on the cybersecurity strategy and policies implemented by Inland. Any disruptions in these systems or the failure of these systems to operate as expected could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We cannot guarantee that disruptions will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.

We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks in the normal course of business. Our Advisor is continuously developing and enhancing our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and new regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. We also face cybersecurity risks due to our reliance on internet technology, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities.

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely effect our business, operations, results of operations and profitability.

Because our systems sometimes retain information about our Advisor, Dealer Manager, service providers (including our transfer agent), tenants, stockholders or other third parties, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could in the future lead, to disruptions in our services or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices. Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our Advisor, Dealer Manager, service providers (including our transfer agent), tenants, stockholders or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

We will face risks associated with hedging transactions.

We utilize, and expect to continue to utilize, a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Currently, a significant portion of our investment portfolio is subject to such hedging transactions. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and our Advisor may not be able to hedge against, or anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate risks. See “General Risks Related to Investments in Real Estate-Related Securities—We may utilize derivatives, which involve numerous risks” below.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the current ongoing conflict between Russia and Ukraine and the rapidly evolving measures in response and economic impacts resulting from actual or perceived instability in the U.S. banking system);
•
future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•
changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•
increased competition for properties targeted by our investment strategy;
•
bankruptcies, financial difficulties or lease defaults by our tenants, particularly for tenants with net leases for large properties;
•
increases in interest rates and lack of availability of financing; and

•
changes in government rules, regulations and fiscal policies, including changes in tax laws and increases in property taxes, changes in zoning laws, climate-change initiatives, limitations on rental rates and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities, interest rates and inflation may affect our investment opportunities and the value of our investments. Inland’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Inland’s businesses and operations (including our Advisor).

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets.

The failure of certain financial institutions, namely banks, increases the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms.

Rising inflation may adversely affect our financial condition and results of operations.

Inflation in the United States has recently accelerated and may continue to do so in the future. It remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

In addition, leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.

Financial regulatory changes in the United States could affect our business.

The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.

The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have a material adverse impact on our financial performance and results of operations.

While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including certain of our investments. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, the potential global impacts are uncertain and difficult to assess.

While we believe that our business is well-positioned for the post-COVID environment, long-term macroeconomic effects, including from supply and labor shortages, of the COVID-19 pandemic may have an adverse impact on our NAV, results of operations (including funds from operations (“FFO”), adjusted FFO (“AFFO”) and funds available for distribution, cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors.

The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, future variants of the virus, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to continue to pay distributions.

We will depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.

Rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing debts we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations, performance and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy, and therefore funds may not be available to pay such claims in full.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Similarly, certain of our properties, such as healthcare properties, may be leased out to single tenants or tenants that are otherwise reliant on a single enterprise to remain in business and other properties, such as self-storage properties, will generally be operated by a single operator. Adverse impacts to such tenants, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, such tenants or operators may be required to suspend operations at our properties for what could be an extended period of time. Further, if such tenants default under their leases or such operators are unable to operate our properties, we may not be able to enter into a new lease or operating arrangement for such properties promptly, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new tenant or operator, any of which could adversely impact our operating results.

Our portfolio may be concentrated in a limited number of industries, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

Although we expect to increase tenant diversification over time, our Operating Partnership has certain tenants that represent a significant portion of its revenue. As a result, our financial performance depends significantly on the revenues generated from such tenants and, in turn, their financial condition. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness, it could have a material adverse effect on us.

We face risks associated with property acquisitions.

We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•
we may be unable to complete an acquisition after making a non-refundable deposit or guarantee and incurring certain other acquisition-related costs;
•
we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•
acquired properties may fail to perform as expected;
•
acquired properties may be located in markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•
we may be unable to integrate new acquisitions efficiently, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we will invest primarily in stabilized, income-generating real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate, and there is no guarantee that any renovation or repositioning will be successful or that the actual costs will not be greater than our estimates.

Competition for investment opportunities may reduce our profitability and the return on your investment.

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by our Advisor and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities in accordance with Inland’s policies and procedures. Some of these entities, including other REITs, have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us, increase the bargaining power of property owners seeking to sell or cause us to pay more for an investment than we otherwise would. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-listed REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related securities. Additional real estate funds, vehicles and REITs with similar investment objectives are expected to be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities would reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Advisor in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We may also share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. It may also be difficult for our Advisor to analyze each property thoroughly in a large portfolio, increasing the risk that properties do not perform as anticipated. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

We may incur “dead deal costs” in connection with potential acquisitions.

We may incur costs in connection with potential acquisitions that ultimately are not acquired. For example, we may enter into contracts with non-refundable deposits to acquire certain properties. The amount deposited, if any, may be surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Additionally, we may incur due diligence and other costs when considering whether to acquire an asset, and such costs will not be reduced if the transaction fails to close. Any unreturned deposits, due diligence costs and other “dead deal costs” will reduce the amount of cash available for further investments or distributions to our stockholders.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, due diligence will typically be conducted in a manner that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex issues, including but not limited to those related to financial, tax, accounting, environmental, social governance, real property, legal and regulatory and macroeconomic trends.

Outside consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to our Advisor’s reduced control of the functions that are outsourced.

In the due diligence process and making an assessment regarding a potential investment, our Advisor will rely on the resources available to it, including information provided by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation carried out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, particularly for large portfolio investments. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in the Prospectus, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that our Advisor will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices or material misstatements or omissions during the due diligence phase or during our efforts to monitor and disclose information about any investment on an ongoing basis or that any risk management procedures implemented by us will be adequate.

When conducting due diligence and making an assessment regarding an investment, our Advisor will rely on the resources available to it, including information provided or reported by the seller of the investment and, in some circumstances, third-party investigations. The due diligence investigation that our Advisor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at the property, even activities that occurred prior to our investment therein, could have an adverse impact on us.

In the event of fraud by the seller of any property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such property. We will rely upon the accuracy and completeness of representations made by sellers of properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

In addition, we will rely on information, including financial information and non-GAAP metrics, provided by sellers of our investments for disclosure to our investors about potential acquisitions or current assets owned by us. Accordingly, although we may believe such information to be accurate, such information cannot be independently verified by our Advisor, and in some cases such information may not be independently reviewed or audited while under our ownership or control or at all. We cannot assure you that the financial statements or metrics of properties we will acquire would not be materially different if such statements or metrics had been independently audited or reviewed.

Certain properties may require an expedited transaction, which may result in limited information being available about the property prior to its acquisition.

Investment analyses and decisions by our Advisor may be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Advisor at the time of making an investment decision may be limited, and our Advisor may not have access to detailed information regarding the investment property or portfolio of properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting such investment. Therefore, no assurance can be given that our Advisor will have knowledge of all circumstances that may adversely affect an investment, and we may make investments which we would not have made if more extensive due diligence had been undertaken. Because large portfolios of properties still generally require diligence to analyze individual properties, these risks are exacerbated in expedited transactions of large portfolios. In addition, our Advisor may use consultants, legal advisors, appraisers, accountants, investment banks and other third parties in connection with its evaluation and/or diligence of certain investments. No assurance can be given as to the accuracy or completeness of the information provided by such third parties.

We will face risks in effecting operating improvements.

In some cases, the success of an investment will depend, in part, on our ability to restructure and effect improvements in the operations of a property. The activity of identifying and implementing restructuring programs and operating improvements at properties entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to sell one or more of our properties promptly on favorable terms or at all. Additionally, we may agree to lock-out or other provisions when we acquire a property that materially restrict us from selling such property or our interest in such property for a period of time. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends or to create liquidity to satisfy repurchase requests or maintain distributions levels. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

Our Operating Partnership may be subject to tax indemnification obligations upon the taxable sale of certain of its properties.

In connection with our Operating Partnership’s acquisition of its current portfolio of 30 medical office properties in September 2021 through a “roll-up” transaction with eight separate programs sponsored by an affiliate of our sponsor, the Operating Partnership provided tax protection to the investors in those eight programs, now limited partners of the Operating Partnership.

Pursuant to the tax protection provided to those limited partners, the Operating Partnership agreed, until September 2028, to indemnify the protected limited partners against certain tax consequences of a taxable transfer of all or any portion of the properties in the initial medical office and to use commercially reasonable efforts to provide each of the protected limited partners with notice prior to any repayment or other action that could have the effect of reducing the amount of liabilities allocated to such limited partner in an amount that could result in taxable gain. These indemnification obligations could prevent our Operating Partnership from selling these properties at times and on terms that are in the best interest of the Operating Partnership, the Company and the respective equity owners of the Operating Partnership and the Company, and any indemnification payments that may become payable could be a significant expense for the Operating Partnership and the Company.

In addition, the Operating Partnership may in the future enter into tax indemnification agreements with certain persons who contribute their interests in properties to the Operating Partnership in exchange for limited partnership interests. The obligations of our Operating Partnership under these and future indemnification agreements may constrain the Operating Partnership with respect to deciding to dispose of a particular property and may also result in financial obligations for us.

Investments in real properties carry certain litigation risks at the property level that may reduce our profitability and the return on your investment.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damages theories, including tort claims, for losses associated with latent defects or other problems not uncovered in due diligence.

We may make a substantial amount of joint venture investments, including with Inland affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may make joint venture investments with third parties and, subject to the requirements in our charter, co-invest in the future with Inland affiliates or third parties in partnerships or other entities that own real properties. We may enter into joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

We may co-invest with the other programs advised by our sponsor or its affiliates (collectively referred to as the “Inland Programs”) in certain types of debt investments in which we do not have control rights or rights over major decisions. In such cases our Advisor and/or the Inland Program may make decisions that are not in our best interest. In addition, in connection with any investments in which we participate alongside any Inland Programs, our Advisor may decline to exercise, or delegate to a third party, certain control, foreclosure and similar governance rights relating to such shared investments for legal, tax, regulatory or other reasons. There is no guarantee that we will be able to co-invest with any Inland Program. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Inland Programs.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest will typically be determined by negotiations between us and our joint venture partner, and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason, or if our interest is subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Inland affiliates may also entail further conflicts of interest. Joint venture partners may receive ongoing fees in connection with providing service to the joint venture or its properties, including promote payments, beyond their equity investment, which would reduce the amount of our economic interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Inland affiliates) include:

•
The joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture.
•
Our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us.
•
Tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner could cause it to want to take actions contrary to our interests.
•
The joint venture partner could have joint control or joint governance of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours.
•
Under the joint venture arrangement, it is possible that neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Inland.
•
Under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we could be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so.
•
Our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such joint venture partner not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.
•
Under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.
•
Under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit.
•
The joint venture partner could have a right of first refusal, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

Furthermore, we may have conflicting fiduciary obligations when we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may be subject to expenses and liabilities related to employees of certain portfolio entities owned by us.

We may acquire portfolio entities with employees and thereby become subject to expenses and liabilities related to such employees. These expenses and liabilities could include compensation, overhead and other administrative costs, as well as potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. We may also be subject to other operational risks from such employees, including cybersecurity risks or as a result of employee error or malfeasance. In addition, we may encounter unforeseen costs and expenses associated with acquiring such portfolio entities and such expenses may have an adverse effect on our results of operations.

We will rely on management companies to operate our properties and leasing agents to lease vacancies in our properties.

Our Advisor intends to hire management companies, including Inland Commercial Real Estate Services LLC, a Delaware limited liability company and an affiliate of our sponsor (the “Property Manager”), to manage our properties and leasing agents to lease vacancies in our properties. These management companies may be our partners in joint ventures that we enter into. The management companies will have significant decision-making authority with respect to the management of our properties. In cases where we use third-party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our management companies to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our management companies or leasing agents could adversely impact the operation and profitability of our properties.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases. If we are unable to renew or enter into new leases promptly, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant’s lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.

We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are generally included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, or if our negotiated increases provide for a discount to then-current market rental rates (in exchange for lower volatility), we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

Short-term leases expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.

To the extent we invest in any properties with short-term leases, such as student housing or self-storage properties, we may suffer losses if market rents decline. Thus, our ability to make distributions to you may be less certain than if we were to buy real estate with longer lease terms.

Certain of our real estate investments may not include title to the underlying land, exposing us to greater risks.

We may invest from time to time in real properties without acquiring title to the underlying land. This means that while we would have a right to use the property, we would not hold fee title to the underlying land. Accordingly, we would have no economic interest in the land or, in many instances the improvements located on the land, at the expiration of the ground lease, easement or permit. As the remaining term of a ground lease gets shorter, the prospect of expiration of the ground lease can result in a discount in its value and difficulty in subleasing the property. In addition, a default by us under the ground lease or easement could cause a termination of the ground lease or easement, which may adversely impact our investment performance. Finally, there are complexities associated with financing a ground leasehold or easement interest.

Certain of our tenants may be private companies, and their financial statements are not publicly available for stockholders to review.

Certain of our tenants are private companies, and as private companies, these tenants are not required to file reports with the SEC. Stockholders will not have any access to the financial statements of these tenants.

Certain of our properties may be specifically designed for use by their tenants, which could result in substantial re-leasing costs or a lower sale price.

Certain of our properties may be designed for use by their tenants. Accordingly, if any lease is terminated for any reason, or if the applicable tenant does not renew its lease, that property might not be marketable to a different tenant without substantial capital improvements or alterations. Also, if another tenant could not be found to occupy a property, the property might have to be subdivided and the property might not be fully leased, resulting in a loss of income from such unutilized space. Moreover, if we decide to sell a property, the sale price might be lower than expected because of the property’s limited suitability.

Certain of our leases may provide for a right of first offer or right of first refusal to purchase the respective property, which may make it more difficult to sell such properties.

Certain of our leases may provide for a right of first offer or right of first refusal to purchase the respective property. The existence of these rights of first offer and the rights of first refusal may make such properties more difficult to sell a third party.

Our properties may face significant competition.

We may face significant competition from owners, operators and developers of properties. Many of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

We may experience material losses or damage related to our properties and such losses may not be covered by insurance.

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism (including cyber sabotage or similar attacks) or other catastrophes. We plan to carry insurance covering our properties under policies our Advisor deems appropriate. Our Advisor will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. If the climate continues to warm, we expect the frequency and impact of weather-related events and conditions will increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. As a result of these risk factors, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or our Advisor.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes or petroleum products on, under, from or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, property damage or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition. We could also suffer losses if reserves or insurance proceeds prove inadequate to cover any such matters. The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant investment, and in such cases we could be forced to satisfy the claims from other assets and investments. We may have an indemnity from a third party purporting to cover these liabilities, but there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises. We may also provide such an indemnity to a purchaser of a property, which could adversely affect the profitability of any such disposition. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the “ADA”) may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA in all cases.

The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or may not be obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase student housing properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

We may be exposed to third party liability, which can reduce the performance of any associated investment.

The actions or omissions of any third-party operator, employee, guest or resident of our properties may involve criminal or civil liability, which could result in liability to us as owners of, or lenders to, such properties, loss of or restrictions on required licenses, fines, litigation, reputational impact and other matters that may adversely affect our performance.

Certain of our investments may have additional capital requirements.

We may acquire properties, including those that may be in a development phase, that will require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, and such financings may be only available at an unfavorable rate at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in such an asset’s lifecycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such property in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such property’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond our control. There can be no assurance that we will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our healthcare facility properties may be affected by the expansion of telehealth and our medical office properties may be affected by competition from shared office spaces (including co-working environments). Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not be foreseeable at the time we make the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Any self-storage investments will be subject to risks from fluctuating demand and competition in the self-storage industry.

Any self-storage investments we acquire will be subject to operating risks common to the self-storage industry, which include business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause our self-storage investments to experience a decrease in occupancy levels, as well as limit the ability to increase rents and offer discounted rents.

There is significant competition among self-storage owners and operators and from other storage alternatives.

Any self-storage properties we acquire will compete with other owners and operators of self-storage properties in its market. The number of competing self-storage properties in the market could have a material effect on occupancy levels, rental rates and on the operating expenses of each of our self-storage investments. It is possible that customers will move to existing or new self-storage facilities in the surrounding area, which could adversely affect the financial performance of such property. The continued development of new self-storage properties has intensified the competition among storage operators in many markets. If competitors build new facilities that compete with our properties or offer space at rental rates below the rental rates charged at our properties, such properties may lose potential customers and the tenant may be pressured to discount rental rates to retain customers.

We could be negatively impacted by the condition of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by changes in government support for student housing.

Fannie Mae and Freddie Mac are a source of financing for student housing real estate in the United States. We may utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for student housing more generally may adversely affect interest rates, capital availability, development of student housing communities and the value of student housing assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the student housing sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of student housing assets, which could impair the value of a significant portion of student housing communities. Specifically, the potential for a decrease in liquidity made available to the student housing sector by Fannie Mae and Freddie Mac could:

•
make it more difficult for us to secure new takeout financing for any student housing development projects we acquire;
•
hinder our ability to refinance any completed student housing assets;
•
decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of student housing assets; and
•
require us to obtain other sources of debt capital with potentially different terms.

Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company include those risks related to the impact of U.S. and foreign climate- and environmental, social and governance (“ESG”)-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we are subject to risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase the costs to us, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel or investing in new technologies.

We also face business trend-related climate risks. Investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods can also have an adverse impact on our real estate assets. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel.

Any student housing operations will be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies and other risks inherent in the student housing industry.

Residential leases typically have terms of 12 months, all of which begin and end on the same schedule. Accordingly, each student housing property must be entirely re-leased to residents each year, exposing us, to increased leasing risk. In addition, student housing properties are typically leased during a limited leasing season. Each student housing property therefore will be highly dependent on the effectiveness of its property manager’s marketing and leasing efforts and personnel during this season.

Additionally, residents may be more likely to default on their lease obligations during the summer months, which could further reduce our revenues during this period. Although property managers will typically require the residential leases to be guaranteed by a parent, we may have to spend considerable effort and expense in pursuing payment upon defaulted leases, and such efforts may not be successful.

Changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live on campus, the demand for beds at our student housing properties may be reduced and occupancy rates may decline. While our property managers may engage in marketing efforts to compensate for such change in admission policies, the property managers may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period, or its additional marketing efforts may not be successful.

Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of a student housing property. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, a student housing property may have an adverse effect on both on-campus and off-campus businesses.

The financial performance of any student housing properties will be dependent upon the residents.

The financial performance of any student housing properties will depend on the performance of the residents and their payment of rent under their respective residential leases. Additionally, residents of student housing are inherently transient and the student housing properties will face significant resident turnover as students graduate or otherwise cease to attend the respective universities. If a large number of residents default or become unable to make rental payments when due, decide not to renew their residential agreements or decide to terminate their residential agreements, this could result in a significant reduction in rental revenues, which could require us to contribute additional capital or obtain alternative financing to meet obligations under our loans. In addition, the costs and time involved in enforcing rights under a residential lease with a resident, including eviction and re-leasing costs, may be substantial and could be greater than the value of such residential lease. There can be no assurance that we will be able to successfully pursue and collect from defaulting residents or re-let the premises to new residents without incurring substantial costs, if at all.

Our ability to retain and attract tenants and to increase rental rates as necessary will depend on factors both within and beyond our control. These factors include changing student housing and demographic trends and traffic patterns, the availability and rental rates of competing dormitories or private residential space, general and local economic conditions, the growth and success of the respective universities, and the financial viability of the residents.

The loss of residents and the inability to maintain favorable rental rates with respect to a student housing property would adversely affect our viability and the value of such property. Although insurance will be obtained with respect to the student housing properties to cover casualty losses and general liability and business interruption, no other insurance will be available to cover losses from ongoing operations. The occurrence of a casualty resulting in damage to a student housing property could decrease or interrupt the payment of residents’ rent at such property.

Increased competition and increased affordability of private student housing could limit our ability to retain residents, lease units or increase or maintain rents.

The student housing sector is highly competitive. We expect to face competition from many sources, including public dormitories and other private student housing, both in the immediate vicinity and in the geographic market where our properties may be located. Any student housing properties’ competitors may have greater experience and financial resources than we do, giving them an advantage in attracting tenants to their properties. In addition, universities may provide new or updated student housing facilities that have advantages over our student housing properties or private student housing in general, such as affordability and proximity to campus. If the costs of college education continue to rise, students at the universities may be unwilling or unable to afford luxury private student housing and may choose more cost-effective housing as an alternative to our student housing properties. Competitors may be willing to offer units at rental rates below the rental rates at our properties, which may cause us to lose residents and to reduce rental rates to retain existing residents or convince new residents to lease space at the property. In the event that residents are unable to pay rent or satisfy their obligations under their leases, we may experience loss of income.

We may be adversely affected by trends in the office real estate industry.

We may acquire medical office buildings or other types of office properties. Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.

The hospitals on or near the campus where our medical office buildings are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and other healthcare-related tenants to our medical office buildings.

We may acquire medical office buildings in the future. Our medical office building operations will generally depend on the competitiveness and financial viability of the hospitals on or near the campus where our medical office buildings are located and their ability to attract physicians and other healthcare-related tenants to our medical office buildings. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near the campus where one of our medical office buildings is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, the hospital may be unable to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. To the extent that we rely on proximity to and affiliations with hospitals to create leasing demand in our medical office buildings, our medical office buildings operating results could be materially and adversely affected by a hospital’s inability to remain competitive or financially viable, or to attract physicians, physician groups and other healthcare-related tenants.

Any healthcare facilities in which we invest and our tenants may be unable to compete successfully, which could negatively affect our tenants’ businesses and ability to pay rent to us.

Any healthcare facilities in which we invest will often face competition from nearby hospitals and other healthcare facilities that provide comparable services, including urgent care and primary care facilities as well as home healthcare companies. These competitors may have greater geographic coverage, better access to physicians and patients and provide or are perceived to provide higher quality services. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians, which may favor our tenants’ competitors. Furthermore, our tenants may lose physicians to their competitors or an increase in telehealth services could reduce the need for healthcare facilities. Any reduction in rental revenues resulting from the inability of our tenants or their associated healthcare delivery systems to compete or due to a reduced need for healthcare facilities generally may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

We may invest in healthcare-related properties subject to net leases, which could subject us to losses.

We may invest in healthcare-related properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in healthcare-related or medical office properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

Certain healthcare-related or medical office properties subject to net leases in which we may invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

In addition, net leases typically have longer lease terms, and thus there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.

Any investments in life sciences properties are subject to unique risks.

Life science properties and their tenants are subject to a number of unique risks, the occurrence of any could adversely affect our results of operations and financial condition. In particular, life science tenants are subject to a number of risks unique to their industry, including (a) high levels of regulation including increasing government price controls and other healthcare cost containment measures, (b) failures in the safety and efficacy of their products, (c) significant funding requirements for product research and development, and (d) changes in technology, patent expiration, and intellectual property protection. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect property revenue and valuation.

In addition, improvements to life science properties are typically more costly than improvements to traditional office space or other property types. Many life science properties generally contain infrastructure improvements that are significantly more costly than improvements to other property types. Typical improvements include (a) reinforced concrete floors, (b) upgraded roof loading capacity, (c) increased floor-to-ceiling heights, (d) heavy-duty HVAC systems, (e) enhanced environmental control technology, (f) significantly upgraded electrical, gas, and plumbing infrastructure, and (g) laboratory benches.

Further, life sciences tenants may engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders. Together with our tenants, we must comply with federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products. Failure to comply with these laws and regulations, or changes thereto, could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.

Adverse trends in the healthcare service industry may negatively affect our revenues.

The financial performance of each healthcare property depends on the ability of the tenants to generate sufficient income from its operations to make rent payments. As part of the healthcare service industry, tenants face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. In addition, the healthcare service industry in which tenants operate may be affected by various trends, including the following: trends in the method of delivery of healthcare services; competition among healthcare providers; lower reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers; liability insurance expense; regulatory and government reimbursement uncertainty resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010; health reform initiatives to address healthcare costs through expanded value-based purchasing programs, bundled provider payments, accountable care organizations, state health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions; federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates, while requiring increased patient access to care; congressional efforts to reform the Medicare physician fee-for-service formula that dictates annual updates in payment rates for physician services; heightened health information technology security standards for healthcare providers; and potential tax law changes affecting non-profit providers. These changes, among others, may adversely affect the economic performance of our tenants and, in turn, negatively affect the revenues and the value of our healthcare properties.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of certain tenants and hinder their ability to make rent payments.

Sources of revenue for certain tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by such tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of the tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that the tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In 2014, state insurance exchanges were implemented, thus providing a new mechanism for individuals to obtain insurance. At this time, the number of payors that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payors that are participating in the state health insurance exchange. Therefore, it is possible that tenants may incur changes in their reimbursements if they do not have participation agreements with the state insurance exchange payors and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payors to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payor, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact tenants’ operations and ability to pay rent. In addition, the health insurance exchange provides a subsidy for some individuals to obtain insurance depending upon the individual’s income and a number of other factors.

In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of our healthcare tenants. The financial impact on healthcare tenants could restrict their ability to make rent payments, which would have a material adverse effect on our financial condition and results of operations and our ability to pay distributions.

The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure, failure to obtain licensure or other industry developments could result in the inability of the tenants of our healthcare properties to pay rent.

The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our healthcare properties generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations or the tenants’ failure to comply with these laws and regulations could negatively affect the ability of these tenants to make lease payments to us. Many of our healthcare properties and their tenants may require a license or certificate of need, or “CON,” to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. We cannot predict the impact of state CON laws or similar laws on the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our healthcare properties. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make lease payments to us.

The healthcare industry currently is experiencing rapid regulatory changes and uncertainty; changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; expansion of insurance providers into patient care; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by governmental authorities. These factors may adversely affect the economic performance of some or all of our healthcare tenants and, in turn, our performance.

We may be exposed to the risks of investing in senior living properties.

We may invest in senior living properties, including but not limited to assisted care and memory care facilities. Revenues from senior living facilities are primarily driven by occupancy and private pay rates. A weakened economy may have an adverse effect on the residents of these properties. If the operations’ cash flows are materially adversely impacted by economic conditions, these properties’ revenues and operations may be adversely affected. Additionally, senior living facilities may be subject to a reduced availability of labor and increased employee costs and are subject to operational hazards and health-related risks, each of which may be exacerbated by the persistence of COVID-19. Finally, government reimbursement has, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. This could have a negative impact on the industry and impact the value of senior living properties. Senior living properties are generally subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations and standards and may require licenses, registrations or certificates of need to operate. Failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may adversely affect the profitability of these facilities and the value of our investment in them.

There are inherent risks in the senior living sector.

We will be subject to the risks generally incident to the ownership of independent living, assisted living and memory care facilities. Several factors may adversely affect the economic performance and value of the properties in the senior living sector. The following details certain inherent risks.

•
Increases in newly developed senior living communities and other competitive factors may have a material adverse effect on our senior living properties.
•
The current trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our senior living properties’ business, financial condition and results of operations.
•
Circumstances that adversely affect the ability of seniors or their families to pay for senior living services, such as economic downturns, softness in the U.S. housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics, could cause our senior living properties’ occupancy rates, revenues and results of operations to decline.

•
The senior living sector is subject to extensive regulation, which may require us to incur significant costs and may cause us to experience losses.
•
The nature of the senior living sector exposes us to litigation and regulatory and government proceedings.

The current trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our business, financial condition and results of operations.

Seniors have been increasingly delaying their moves to senior living communities until they require greater care, and increasingly forgoing moving to senior living communities altogether. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at any senior living properties. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase our cost of business or result in lost business and shorter stays at our senior living properties if we are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact any senior living properties’ occupancy rates, revenues and cash flows and their results of operations. Further, if we are unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior living properties may be unprofitable and we may receive lower returns and rent and the value of the senior living facilities may decline.

Increases in labor costs at senior living properties may have a material adverse effect on us.

Wages and employee benefits associated with the operations of managed senior living communities represent a significant part of managed senior living communities’ operating expenses. The U.S. labor market has been experiencing an extended period of low unemployment. Further, there has been recent legislation enacted and proposed legislation to increase the minimum wage in certain jurisdictions. This, in turn, has put upward pressure on wages. Our property managers will compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of the property, and senior living facilities have been experiencing increasing labor costs. We cannot be sure that labor costs at our properties will not similarly increase or that any increases will eventually be recovered by corresponding increases in the rates charged to residents or otherwise. Any significant failure by our property managers to prudently control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on the business, financial condition and results of operations of the property.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals may require our property managers to increase the wages and benefits they offer to their employees in order to attract and retain such personnel or to utilize temporary personnel at an increased cost. Moreover, the low level of unemployment in the United States currently may result in our property managers being unable to fully staff its senior living communities or having to pay overtime to adequately staff its senior living communities.

In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years and we cannot predict the future impact of the Affordable Care Act (“ACA”), or the possible future repeal, replacement or modification of the ACA, on the cost of employee health insurance. Our property managers’ employee health insurance and workers’ compensation insurance reserves may prove to be inadequate. Increasing employee health insurance and workers’ compensation insurance costs and increasing insurance reserves for labor related insurance may be considered property operating expenses under the property management agreement and as such may materially and adversely affect the financial performance of the property.

Federal, state and local employment related laws and regulations could increase the cost of doing business at our senior living properties, and our property managers may fail to comply with such laws and regulations.

The operations at our senior living properties will be subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents a significant portion of operating expenses at senior living facilities, compliance with these evolving laws and regulations could substantially increase the cost of doing business at our senior living properties, while failure to do so could subject the property manager and us to significant back pay awards, fines and lawsuits. Our property manages’ failure to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The nature of the senior living sector will expose us and our property managers to litigation and regulatory and government proceedings.

We and our property managers could in the future be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of their business, some of which may involve material amounts. The defense and resolution of such claims, lawsuits and other proceedings may require us and our property managers to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of our and our property managers’ liability insurance could increase. Medical liability insurance reform has at times been a topic of political debate, and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted, and our and our property managers’ insurance costs may increase. Increasing liability insurance costs could have a material adverse effect on our senior living properties’ business, financial condition and results of operations which could impact the returns to us.

Depressed U.S. housing market conditions may reduce the willingness or ability of seniors to relocate to our senior living properties.

Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our senior living properties’ resident fees as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have a difficult time selling their homes, their ability to relocate to our senior living properties or finance their stays at such properties with private resources could be adversely affected. If U.S. housing market conditions reduce seniors’ willingness or ability to relocate to our senior living properties, the occupancy rates, revenues and cash flows at such properties could be negatively impacted.

Our property managers may fail to comply with laws relating to the operation of our senior living properties.

We and our properties managers are subject to, or impacted by, extensive and frequently changing federal, state and local laws and regulations, including: licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our senior living properties and how our property managers conduct their operations, such as with respect to health and safety, fire and privacy matters; laws affecting communities that participate in Medicaid; laws affecting skilled nursing facilities, clinics and other healthcare facilities that participate in both Medicare and Medicaid which mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar laws; and safety and health standards established by the Occupational Safety and Health Administration.

Our property managers will need to expend significant resources to maintain compliance with these laws and regulations. However, if our property managers are alleged to fail, or do fail, to comply with applicable legal requirements, they may have to expend significant resources to respond to such allegations, and if they are not permitted or are unable to cure deficiencies, certain sanctions may be imposed which may adversely affect the profitability of the senior living property and our property managers’ ability to obtain, renew or maintain licenses at such property. Changes in applicable regulatory frameworks could also have similar adverse effects.

We may invest in properties where revenues are dependent on funding from government programs.

We may invest in residential properties where revenues are fully or partially dependent on funding from government programs, including affordable housing programs and Medicare or Medicaid reimbursements. Given this reliance, the performance of such properties is susceptible to risks associated with governmental programs and funding generally, including changing political support for different kinds of programs, temporary cessations in funding due to delays in legislative or bureaucratic processes, and ongoing governmental audits or inspections.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

Certain properties may require permits or licenses.

A license, approval or permit may be required to acquire certain investments and their direct or indirect holding companies (or registration may be required before an acquisition can be completed). There can be no guarantee of when and if such a license, approval or permit will be obtained or if the registration will be effected.

We face legal risks when making investments.

Investments are usually governed by a complex series of legal documents and contracts. As a result, the risk of dispute over interpretation or enforceability of the documentation may be higher than for other investments. In addition, it is not uncommon for investments to be exposed to a variety of other legal risks. These can include, but are not limited to, environmental issues, land expropriation and other property-related claims, industrial action and legal action from special interest groups.

We may incur contingent liabilities in connection with the disposition of investments.

In connection with the disposition of an investment, we may be required to make certain representations about the business, financial affairs and other aspects (such as environmental, property, tax, insurance, and litigation) of such investment typical of those made in connection with the sale of a business or other investment comparable to the investment being sold. We may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Advisor may establish reserves or escrow accounts.

General Risks Related to Investments in Real Estate-Related Securities

Investments in real estate debt are subject to risks including various credit risks and early redemption features, which may materially adversely affect our results of operations and financial condition.

The debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possibility that the debt will be uncollectible on account of applicable bankruptcy or similar laws affecting the enforcement of creditors’ rights, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions, which could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated, or reinvesting in a new obligation at a lower return to us.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and real estate collateral relating to our investments and may include economic and market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the continuation of hostilities between Russia and Ukraine), real estate values generally and other factors that are beyond the control of our Advisor. Such changes may develop rapidly, and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments, which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.

Our Advisor cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the Global Financial Crisis, which has resulted in a modification to certain loan structures and market terms. These changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our securities investments will involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. See “—We may invest in subordinated debt, which is subject to greater credit risk than senior debt” below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

Our debt investments will face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower-yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. In 2022, the U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions and has further increased rates in 2023. Any further increases by the U.S. Federal Reserve or other relevant central banks to the benchmark interest rates could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV of our shares.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s then-current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

Although it is generally anticipated that our investments in real estate-related securities will focus primarily on non-distressed real estate (based on our belief that there is a high likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate-related instruments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate-related investments at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default or that the market for such interests will improve. In addition, the market conditions for real estate-related investments may deteriorate further, which could have an adverse effect on the performance of our investments.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that our Advisor will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial writedown of the principal of such investment and other concessions, which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

Under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible that our Advisor may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt instruments, including junior tranches of commercial mortgage-backed securities (“CMBS”), “mezzanine” loans, junior mortgage loans or mortgage loan participations, that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.

Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including CMBS) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including CMBS), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We may invest in commercial mortgage loans that are non-recourse in nature and include limited options for financial recovery in the event of default.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to investments in direct real estate.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates increase with respect to the pool or tranche of commercial real estate loans in which we invest, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, real estate tax rates, operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right, other than customary recourse carveouts, to assets beyond collateral attached to the commercial mortgage loan.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

Our Advisor may aggregate purchases or sales with Inland Programs.

Our Advisor may aggregate purchases or sales of investments for us with Inland Programs. It could be impossible, as determined by our Advisor and its affiliates in their sole discretion, to receive the same price or execution on the entire volume of securities sold, and the various prices will, in certain circumstances, therefore be averaged which may be disadvantageous to us. Further, such aggregate purchases may result in us receiving a lower allocation of an investment than we would otherwise receive if we were the sole purchaser.

We will face risks related to our investments in collateralized debt obligations.

We may also invest from time to time in collateralized debt obligations (“CDOs”). CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. For CLOs, the cash flows from the trust are split into two or more portions, called tranches. CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities, and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments, (ii) the quality of the collateral may decline in value or default, (iii) the possibility that we may invest in CDOs that are subordinate to other classes and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may invest in real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating real estate-related businesses.

We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed- or variable-rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt generally is used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.

Our investments in real estate-related corporate credit will be subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the real estate held by the corporate issuer.

We may invest in structured products or similar products that may include structural and legal risks.

We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related securities. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may invest in high-yield debt, which is subject to more risk than higher-rated securities.

Debt that is, at the time of purchase, rated below investment grade (below Baa by Moody’s and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by our Advisor to be of comparable quality are commonly referred to as “high-yield” securities.

Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher-quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer’s continuing ability to meet principal and interest payments. Debt instruments in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.

High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment-grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high-yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high-yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.

The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high-yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high-yield securities, especially in a thinly traded market. When secondary markets for high-yield securities are less liquid than the market for investment-grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly, and we may have greater difficulty selling our portfolio securities. We will be more dependent on our Advisor’s research and analysis when investing in high-yield securities.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our stockholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

We will face risks related to our investments in mezzanine loans.

Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature.

We may invest in equity securities of real estate owners, which is subordinate to any indebtedness of such owners.

We may invest from time to time in non-controlling preferred equity positions, common equity and other equity securities issued by real estate companies. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in equity securities issued by real estate companies will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related equity securities generally invest in real estate or real estate-related securities and are subject to the inherent risks associated with real estate discussed in “—General Risks Related to Investments in Real Estate.”

We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market.

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses. When we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources, and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

We may utilize derivatives, which involve numerous risks.

We have entered into and may continue to enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

The ability to successfully use derivative investments depends on the ability of our Advisor. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, our Advisor must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

We may make open market purchases or invest in traded securities.

We have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Inland may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit entering into hedging transactions that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

Risks Related to Debt Financing

We will incur mortgage indebtedness and other borrowings, which increases our financial risks, could hinder our ability to make distributions and could decrease the value of your investment.

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after our ramp-up period is approximately 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. See “Investment Objectives and Strategies—Borrowing Policies” in the Prospectus. We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than would be the case if our properties were owned with a smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee. A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties exposes us to greater market risks and higher current expenses.

In certain cases, financings for our properties may be recourse to us.

Generally, commercial real estate financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan, and not the other assets of the borrower or to any parent of borrower, in the event of a loan default. However, lenders customarily will require that a creditworthy parent entity enter into so-called “recourse carveout” guarantees to protect the lender against certain bad-faith or other intentional acts of the borrower in violation of the loan documents. A “bad boy” guarantee typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, “bad boy” guarantees typically provide that the loan will be a full personal recourse obligation of the guarantor, for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. Financing arrangements with respect to our investments will generally require “bad boy” guarantees from us and in the event that such a guarantee is called, our assets could be adversely affected. Moreover, our “bad boy” guarantees could apply to actions of the joint venture partners associated with our investments. Although our Advisor expects to negotiate indemnities from such joint venture partners to protect against such risks, there remains the possibility that the acts of such joint venture partner could result in liability to us under such guarantees.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain lines of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock or to fund the redemption of Class A units. There can be no assurances that we will be able to borrow under or maintain our lines of credit or obtain additional lines of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. We may obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service or refinance any future indebtedness that we may incur.

The volatility of the current global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility (including the current market environment), which often occur during economic downturns, generally credit spreads widen, interest rates rise and investor demand for high-yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of your investment.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect stockholder returns.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

We may enter into loans with cross-collateralization provisions, which would heighten the risk of a default on any particular loan and increase the risk of a loss in the value of your investment in us.

We may enter into loans with cross-collateralization provisions that provide that a default under any obligation of a certain dollar threshold or more by us constitutes a default under the loan. If any of our future investments are foreclosed upon due to a default, our ability to pay distributions may be limited, which would have an adverse effect on your investment in us.

Risks Related to our Relationship with our Advisor and the Dealer Manager

We depend on our Advisor to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with our Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, our Advisor in the acquisition and management of our investments, and our corporate operations. Our Advisor may suffer adverse financial or operational problems in connection with Inland’s business and activities unrelated to us and over which we have no control. Should our Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.

The termination or replacement of our Advisor could trigger a repayment event under a mortgage loan for a property, a credit agreement governing a line of credit and repurchase agreements.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of our Advisor an event requiring the consent of the lender or immediate repayment of the full outstanding balance of the loan. The termination or replacement of our Advisor could also trigger repayment of outstanding amounts under credit agreements that may govern lines of credit that we may obtain or under repurchase agreements that we may enter into. If a repayment event is triggered with respect to any of our properties, our results of operations and financial condition may be adversely affected.

Our Advisor’s inability to retain the services of key real estate professionals could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by our Advisor and its affiliates, each of whom would be difficult to replace. There is increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with the us or our Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with our Advisor, our operating results could suffer. We do not maintain key person life insurance on any person. Our future success depends, in large part, upon our Advisor’s ability to attract and retain highly skilled managerial, operational. investment and marketing professionals. If our Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

Any material adverse change to the Dealer Manager’s ability to successfully build and maintain a network of licensed broker-dealers could have a material adverse effect on our business and the Offering.

The dealer manager for the Offering is Inland Securities Corporation. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the Offering. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, our ability to raise proceeds through the Offering and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offering and such other issuers, which could adversely affect our ability to raise proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

You will not have the benefit of an independent due diligence review in connection with the Offering and, if a conflict of interest arises between us and Inland, we may incur additional fees and expenses.

Because the Advisor and the Dealer Manager are affiliates of our sponsor, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. If any situation arises in which our interests are in conflict with those of the Advisor, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.

We do not own the Inland marks, but we may use them pursuant to a trademark license agreement with an affiliate of Inland. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

We have entered into a trademark license agreement (“Trademark License Agreement”), with The Inland Real Estate Group, LLC, an affiliate of our sponsor (“TIREG”), pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable right and license to use the “Inland” marks and the goodwill associated with them, in connection with our business. TIREG retains exclusive ownership of all trademarks and, except for permitted sublicenses, we are not able to transfer, sell, assign or modify any right granted to us under the Trademark License Agreement. The Trademark License Agreement contains customary and usual representations, warranties and covenants for agreements of this type, and requires us to indemnify TIREG for any damages resulting from a breach of our obligations under the Trademark License Agreement. Either party may terminate the Trademark License Agreement upon 30 days prior written notice. If TIREG terminates the agreement, we will have a reasonable opportunity to transition to other trademarks.

Risks Related to Conflicts of Interest

We pay our Advisor and its affiliates fees and the Special Limited Partner receives the performance allocation, which could lead to conflicts of interest.

Our Advisor and its affiliates, including the Property Manager, receive substantial fees from us, and the Special Limited Partner has received a performance allocation in the Operating Partnership, which fees and performance allocation were not negotiated at arm’s length. These fees and performance allocation could influence our Advisor’s advice to us as well as the judgment of its affiliates, some of whom also serve as our executive officers and our directors. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;
•
equity offerings by us, including using our securities to acquire portfolios or other companies, which would entitle our Advisor to additional asset management fees, which are based on our aggregate NAV irrespective of stockholder returns;
•
the recommendation of higher-yielding but riskier investments, which may be encouraged by the Special Limited Partner’s performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share;
•
recommendations to our board of directors with respect to developing, overseeing, implementing, coordinating and determining our NAV and our NAV procedures, the provision of forward-looking property-level information to the independent valuation advisor or the decision to adjust the value of certain of our assets or liabilities in connection with the determination of our NAV, especially given that the advisory fees we pay our Advisor and the Special Limited Partner’s performance participation interest are based on our NAV;
•
redemptions, which have the effect of reducing asset management fees payable to our Advisor;
•
asset sales, which have the effect of reducing asset management fees if the proceeds are distributed to our stockholders rather than reinvested; and
•
whether we engage affiliates of our Advisor for other services, which affiliates may receive fees in connection with the services regardless of the quality of the services provided to us.

These conflicts of interest may not be resolved in our favor.

Our Advisor and its affiliates have interests in other programs managed by Inland, which gives rise to conflicts of interest.

Our Advisor and its affiliates sponsor or manage other programs, such private and public limited partnerships, limited liability companies and Delaware statutory trusts and public, non-listed REITs. All of our executive officers and our affiliated directors are also officers, directors, managers, key professionals or holders of direct or indirect interests in (i) our Advisor, (ii) other affiliated advisors or business managers that are the managers of other programs, or (iii) other Inland-managed or -sponsored investment vehicles. Our Advisor and its affiliates have legal and financial obligations with respect to other programs managed or sponsored by them. In the future, our Advisor and its affiliates are expected to sponsor and manage other programs.

Conflicts of interest may arise between us and the current and future programs advised or sponsored by our Advisor and its affiliates, including with respect to:

•
the allocation of investment opportunities among programs managed by our Advisor and its affiliates (see “—Certain Inland Programs have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities” below);
•
the allocation of personnel and time among programs managed or sponsored by our Advisor and its affiliates;
•
the acquisition of assets from, or the sale of assets to, other Inland-managed programs; and
•
competition from other Inland-managed programs when leasing a property or selling an asset or hiring service providers.

These conflicts of interest could result in decisions that are less favorable to us than they otherwise would be.

Certain Inland Programs have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities.

In the initial stages of our capital raise pursuant to the Offering, a primary source of proposed real estate investments will consist of DSTs or other private investment programs sponsored by IPC, an affiliate of our sponsor that was formed to provide replacement properties for investors wishing to complete a tax-deferred exchange under Section 1031 of the Code, as well as investors seeking a quality, multiple-owner real estate investment. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to our Operating Partnership in exchange for OP Units under Section 721 of the Code. We do not anticipate that our acquisition strategy with respect to these investments will overlap with the strategy of any other Inland Program.

However, with respect to potential real estate investments that do not involve a tax-deferred contribution of the property to our Operating Partnership, there may be overlap of real estate and real estate debt investment opportunities with certain Inland Programs that are actively investing and similar overlap with future Inland Programs. In particular, we may seek to acquire the same alternative property types in which IPC-sponsored programs may invest. Programs sponsored by IPC generally consist of (a) private programs structured to provide replacement properties for investors wishing to complete a Section 1031 exchange, (b) private programs that intend to qualify as “qualified opportunity funds” under the Code and (c) development programs. We do not consider any of these programs to have investment objectives similar to ours.

Any such overlap will from time to time create conflicts of interest, which the Advisor and its affiliates will seek to manage in a fair and reasonable manner in their sole discretion in accordance with their prevailing policies and procedures.

If more than one of the Inland Programs is interested in acquiring an investment, Inland’s allocation committee determines which Inland Program is ultimately awarded the right to pursue the investment. The allocation committee is responsible for facilitating the investment allocation process and could face conflicts of interest in doing so. From time to time, other Inland Programs may compete with us with respect to certain investments that we may want to acquire. Certain investment opportunities that are suitable for us may also be suitable for another Inland Program. In the event that an investment opportunity becomes available that is considered suitable for both us and another Inland Program, then the Inland Program that has had the longest period of time elapse since it was allocated and invested in a contested investment is awarded the investment by the allocation committee. Our board of directors will determine, at least annually, whether the method for allocating investment opportunities is applied fairly to us.

We are presently unable to determine how our status as a company with a limited operating history will impact our ability to obtain investment opportunities. On the one hand, we will likely have a greater amount of funds available for new investments during our initial offering, as compared to other Inland Programs that have completed their capital raising. On the other hand, we may not benefit from the allocation policy if we have capital that cannot be deployed until additional investment opportunities become available to us.

The amount of performance-based compensation charged and/or management fees paid by us may be less than or exceed the amount of performance-based compensation charged and/or management fees paid by one or more of the Inland Programs. Such variation may create an incentive for our sponsor to allocate a greater percentage of an investment opportunity to us or such Inland Programs, as the case may be.

Our Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which our Advisor is ultimately responsible for determining.

Our Advisor is paid a management fee for its services based on our NAV. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership’s net assets (which is a component of our NAV). Although third-party appraisals will be utilized in the calculation of our NAV, such appraisals will be based in part on information and estimates provided by our Advisor. Other components of our NAV will also be based on the subjective judgments of personnel of our Advisor. Therefore, there is a risk that conflicts of interest could influence the fees payable to our Advisor and the distributions payable to the Special Limited Partner.

Inland and its employees and affiliates may invest for their own accounts.

Inland and its employees and affiliates may engage in investment activities for their personal accounts, which may involve the purchase and sale of securities that are the same as, but in different concentrations or effectuated at different times and prices than, those purchased or sold by us. In addition, they may also involve the purchase and sale of securities that are different from those purchased by the us. Additionally, Inland’s principals, employees and other affiliates may engage in limited investment activities, which may from time to time involve passive investments in companies or funds that may have dealings with Inland.

Certain of our investment interests may conflict with the interests of Inland Programs and vice versa.

Our Advisor and its affiliates employ a wide range of investment strategies for us and the Inland Programs. In specific instances, these strategies include buying and selling different securities and instruments within an issuer’s capital structure for different programs or pursuant to different strategies pursued by a single program. In pursuing these investment strategies, a program or an account may acquire an instrument that is senior or junior in the capital structure of an issuer relative to an instrument that may be acquired by us. These investment decisions may be made by the same team of investment professionals for the same or different programs or accounts depending upon the investment strategy employed. Under normal circumstances, investments in instruments that have different rankings of seniority in an issuer’s capital structure do not raise conflicts of interest. However, in other circumstances, such as when an issuer defaults on its debt or seeks protection from creditors in bankruptcy or reorganizations, a conflict of interest can arise as action taken to protect the interest of one set of holders (such as senior bank debt holders or preferred stockholders) can be at the potential detriment of other holders of the same issuer’s securities or instruments (such as unsecured debt holders or common stock holders). When different programs own securities and instruments of the same issuer in different ranks of seniority, action taken for the benefit of one program can favor that program at the expense of other programs.

Additionally, certain investments made by one program may indirectly benefit positions held by another program. For example, one program may hold a position in the equity of an issuer and another program may participate in a syndicated loan offering, the proceeds of which are applied to finance a third party’s acquisition of all or a portion of the issuer’s outstanding equity (including any portion owned by other programs). Further, in certain instances, proceeds of an investment in an issuer made by one program may be applied by the issuer (or an affiliate thereof) to make interest payments or distributions in respect of securities held by another program. For example, a program may participate in an offering of securities by a subsidiary or affiliate of an issuer in which another program holds a position. The proceeds of the Offering, or a portion thereof, may be distributed directly or indirectly to the parent company (or other affiliate) in which another program owns a position, and the parent company (or other affiliate) may use these proceeds to make payments or distributions to its debt and/or equity investors, including other programs.

Investors should expect that in employing various strategies for programs with differing investment objectives, our Advisor and its affiliates will make investment decisions that result in some programs owning senior positions and other programs owning junior positions or certain investments of some programs impacting positions of other programs indirectly. These investments may give rise to conflicts of interest, which may not be resolved in our favor.

The financial or other benefits received by our Advisor from us may be less than such benefits received by our Advisor from Inland Programs.

A conflict of interest arises where the financial or other benefits available to our Advisor or its affiliates differ among the programs that it manages. If the amount or structure of the management fee, the Special Limited Partner’s performance participation interest, the property manager fee and/or our Advisor’s or its affiliates’ compensation differs among programs (such as where certain funds pay higher base management fees, incentive fees, performance-based management fees or other fees), our Advisor or its affiliates might be motivated to help certain programs over others. Similarly, the desire to maintain assets under management or to enhance our Advisor’s performance record or to derive other rewards, financial or otherwise, could influence our Advisor or its affiliates in affording preferential treatment to those programs that could most significantly benefit our Advisor or its affiliates. Our Advisor may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor certain programs. Additionally, our Advisor or its affiliates might be motivated to favor programs in which it has an ownership interest or in which Inland or its affiliates have ownership interests. If an investment professional at our Advisor or its affiliates does not personally hold an investment in us but holds investments in other Inland-affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

The fees we pay in connection with the Offering and the agreements entered into with our Advisor and its affiliates, including the Property Manager, were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor and the Special Limited Partner for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Inland and its affiliates, including our Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, the Operating Partnership’s partnership agreement, and any property-related corporate services and other agreements we may enter into with affiliates of our Advisor from time to time.

Our Advisor’s management fee and the Special Limited Partner’s performance participation interest may not create proper incentives or may induce our Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay our Advisor a management fee regardless of the performance of our portfolio. We are required to pay our Advisor a management fee in a particular period even if we experienced a net loss or a decline in the value of our portfolio during that period. Our Advisor’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the management fee is based on our NAV, our Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV.

The existence of the Special Limited Partner’s 12.5% performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for our Advisor to recommend riskier or more speculative investments or to recommend us to use more leverage than it otherwise would. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Special Limited Partner may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

Inland will consider other relationships and the reputation of Inland in managing us.

Inland has long-term relationships with many significant participants in the real estate and related financial markets, including lenders. Inland also has longstanding relationships with other owners of real estate and real estate-related securities and their respective senior managers, shareholders and partners. Some of these parties may directly or indirectly compete with us for investment opportunities. Inland also has relationships with investors (including institutional investors and their senior management) that may invest in other investment funds or real estate assets. Inland considers these relationships in its management of us. In this regard, there may be certain investment opportunities or certain investment strategies that Inland does not undertake on our behalf in view of these relationships or refers to clients instead of referring to us. Further, because of the importance of Inland’s reputation, our Advisor may or may not take certain actions in order to protect or preserve such reputation. Inland’s consideration of these and other related factors give rise to various conflicts of interest, which may not be resolved in our favor.

We may sell or purchase assets to or from our Advisor and its affiliates, and the conflicts of interest inherent in such transactions could result in terms that are less favorable to us than they would be if the transactions were not with a related party.

We may sell or purchase assets to or from our Advisor and its affiliates. In particular, a primary source of our proposed real estate investments is DSTs or other private investment programs sponsored by IPC. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to our Operating Partnership in exchange for OP Units under Section 721 of the Code. Although such transactions will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction, there is still a risk that the conflicts of interest inherent in such transactions could result in terms that are less favorable to us than they would be if the transactions were not with a related party. This risk is heightened on account of our directors’ reliance, at least in part, on our Advisor and its affiliates for information regarding the proposed and alternative transactions. The possibility of such related-party transactions makes an investment in our shares more speculative than it otherwise would be.

Our Advisor will engage consultants, advisors and service providers on our behalf.

Our Advisor and entities affiliated with our Advisor will provide certain accounting, administrative and other services to us, and will charge expenses to us for the provision of such services by their internal staff that will be in addition to the management fee payable by us to our Advisor. Please see “Management—The Advisory Agreement—Management Fee, Performance Participation and Expense Reimbursements” in the Prospectus for further details.

Individual consultants or advisors (some of whom may be former employees of Inland) may be engaged by our Advisor on our behalf to provide consulting or advisory services to us. These consultants or advisors may not work exclusively for our Advisor or us. Compensation paid to these consultants or advisors for consulting/advisory services is generally borne by us, is not offset against the management paid to our Advisor and may include an annual fee and a discretionary performance-related bonus.

Our Advisor, on behalf of us and our investments, expects to engage service providers (including attorneys and consultants), some of which may also provide services to Inland and other programs managed by other parts of Inland. In addition, certain service providers to our Advisor, us and our investments may also be affiliates of Inland. These service providers may have business, financial, or other relationships with Inland or its employees, which may influence our Advisor’s selection of these service providers for us or our investments.

Inland personnel work on other projects and conflicts may arise in the allocation of personnel between us and other projects.

Our Advisor and its affiliates will devote such time as they determine to be necessary to conduct our business affairs in an appropriate manner. However, Inland personnel, including members of the investment committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist other programs, including other programs to be developed in the future. Time spent on these other initiatives diverts attention from our activities, which could negatively impact us. Furthermore, Inland and Inland personnel derive financial benefit from these other activities, including fees and performance-based compensation. Our sponsor’s personnel share in the fees and performance-based compensation generated by other programs. These and other factors create conflicts of interest in the allocation of time by such personnel.

Our Advisor may have interests in recommending that we invest alongside Inland Programs and such interests could cause us to make acquisitions that we otherwise would not make.

Our Advisor and its affiliates may become aware of investment opportunities that are too big for us or any Inland Program to take on individually but which we and Inland Programs could acquire collectively. Our Advisor may have incentives to recommend that we invest in such an opportunity even if it would not be in our best interest in order that the Inland Programs not miss out on the opportunity and in order that our Advisor and its affiliates not miss out on the opportunity for higher fee income. The existence of Inland Programs and the possibility of investments alongside them, therefore, increases the risk that we may participate in an acquisition that is not in our best interest.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our board of directors has adopted a resolution that provides, subject to certain exceptions, that neither Inland nor its member companies, including specifically IREIC and its affiliates, or our directors or any person our directors control will be required to refrain directly or indirectly from engaging in any business opportunities, including any business opportunities in the same or similar business activities or lines of business in which we or any of our affiliates may from time to time be engaged or propose to engage, or from competing with us, and that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any such business opportunities, unless (a) offered to a person expressly and solely in his or her capacity as one of our directors or officers or (b) discovered through the use of Company property, information or position. As a result, our potential investment opportunities may be reduced.

Inland will receive various kinds of information and data from us, which it may use without benefit to us.

Inland will receive or obtain various kinds of data and information from us, Inland Programs and portfolio entities, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” Inland may enter into arrangements regarding information sharing and use with us, Inland Programs, portfolio entities, related parties and service providers which will give Inland access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although Inland believes that these activities improve Inland’s investment management activities on our behalf and on behalf of Inland Programs, information obtained from us also provides material benefits to Inland or Inland Programs without compensation or other benefit accruing to us or our stockholders.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, Inland will generally be free to use data and information from our activities to assist in the pursuit of Inland’s various other activities, including to trade for the benefit of Inland or an Inland Program.

The sharing and use of “big data” and other information presents potential conflicts of interest, and any benefits received by Inland or its personnel (including fees, costs and expenses) will not offset our Advisor’s management fee or otherwise be shared with investors. As a result, our Advisor has an incentive to pursue investments that generate data and information that can be utilized in a manner that benefits Inland or Inland Programs.

We may be subject to potential conflicts of interest as a consequence of family relationships that Inland employees have with other real estate professionals.

Certain personnel and other professionals of Inland may have family members or relatives that are actively involved in industries and sectors in which we invest or may have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described herein) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets that are actual or potential investments of ours or our other counterparties and properties. Moreover, in certain instances, we may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions.

Other potential or actual conflicts of interest may arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Inland has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Inland, our Advisor and the affiliates, partners, members, shareholders, officers, directors, family members and employees of the foregoing, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. There can be no assurance that our board of directors or our Advisor will identify or resolve all conflicts of interest in a manner that is favorable to us.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to qualify as a REIT under the Code. Until that time, we will be subject to taxation at regular corporate rates under the Code. We had little or no taxable income for the taxable year ending December 31, 2023. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we may fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;
•
any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•
we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our stockholders.

Our charter does not permit any person or group to own more than 9.9% in value or number of shares, whichever is more restrictive, of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.9% limits would not be effective without an exemption (prospectively or retroactively) from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than 9.9%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock, or 9.9% in value or number of shares, whichever is more restrictive, of our outstanding capital stock of all classes or series, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.9% of our outstanding common stock or our capital stock by a person could cause another person to constructively own in excess of 9.9% of our outstanding common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this Ownership Limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the Ownership Limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

The Ownership Limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.

Non-U.S. holders may be subject to U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder (as such term is defined in “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock” in the Prospectus), other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. Proposed Treasury regulations issued on December 29, 2022 modify the existing criteria for qualification as a domestically controlled REIT and provide that the ownership by non-U.S. persons would be determined by looking through pass-through entities and certain U.S. corporations, among others. We cannot assure you that we will qualify as a domestically controlled REIT at any time, including under the proposed regulations or the final rules if finalized in the proposed form. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were “regularly traded” on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. However, it is not anticipated that our common stock will be “regularly traded” on an established market. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Sales of Our Common Stock” in the Prospectus.

A non-U.S. holder other than a “qualified shareholder” or a “withholding qualified holder” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a repurchase of our common stock, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend. See “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Holders of Our Common Stock—Distributions” and “—Repurchases of our Common Stock” in the Prospectus.

We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our stock. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile and place of business, with respect to the purchase, ownership and disposition of shares of our common stock.

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under current law continuing through 2025, and subject to certain limitations and holding-period requirements, taxpayers that are individuals, trusts or estates may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Stock—Distributions Generally” in the Prospectus. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, stock repurchases by REITs are specifically excepted from the 1% excise tax. Our taxable REIT subsidiaries operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, our shares or market conditions generally, is uncertain.

Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

If our Operating Partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

We may not be able to recoup the costs associated with increased property taxes, which would adversely affect our performance and the value of your investment in us.

We may be responsible for paying real property taxes applicable to properties owned by us. The property taxes may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We may be unable to recoup such increased costs, which could have a material adverse effect on our operations and the value of your investment.

Retirement and Other Benefit Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”), fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in shares of our common stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our shares on behalf of trusts, pension, profit sharing or 401(k) plans, health or welfare plans that are subject to ERISA, plans and arrangements such as individual retirement accounts (“IRAs”) or Keogh plans that are subject to Section 4975 of the Code and governmental, church and non-US plans (“Other Plans”) that are not subject to ERISA or Section 4975 of the Code but may be subject to U.S. or non-U.S. federal, state, local or other laws or regulations with provisions similar to those of the fiduciary and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code (“Similar Laws”). If you are investing the assets of any of the entities (any such entity, a “Plan”) identified in the prior sentence in our common stock, you should satisfy yourself that, as applicable:

•
the investment is consistent with your fiduciary obligations under applicable law, including Title I of ERISA, Section 4975 of the Code and Similar Laws;
•
the investment is made in accordance with the documents and instruments governing the Plan, including its investment policy;
•
the investment satisfies the prudence and diversification requirements of ERISA and Similar Laws;
•
you have considered the liquidity interests of the Plan;
•
you have considered whether the investment will produce “unrelated business taxable income” for the plan or IRA;
•
our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•
the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA, Section 4975 of the Code or Similar Laws.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of Title I of ERISA, Section 4975 of the Code or other applicable Similar Laws may result in the imposition of civil penalties and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the

Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under “Certain ERISA and Related Considerations,” if our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below), (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and Section 4975 of the Code, (ii) our management, as well as various providers of fiduciary or other services to us (including our Advisor), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA, (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”), or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the Offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

We may face risks arising from potential control group liability.

Under ERISA and the Code, all members of a group of commonly controlled trades or businesses may be jointly and severally liable for each other’s obligations to any defined benefit pension plans maintained by an entity in the controlled group or to which such entity is obligated to contribute. These obligations may include the obligation to make required pension contributions, the obligation to fund any deficit amount upon pension plan termination and the obligation to pay withdrawal liability owed to a multi-employer (union) plan to which such entity makes contributions if the entity withdraws from an underfunded multi-employer pension plan. A 2013 U.S. Federal Appeals court decision found that certain supervisory and portfolio management activities of a private equity fund could cause a fund to be considered a trade or business for these purposes, and thus, liable for withdrawal liability owed by a fund’s portfolio company to an underfunded multi-employer plan which covered the employees of the portfolio company. Accordingly, if we invested in a control type investment and if we were found to be engaged in a “trade or business” for ERISA purposes, we and the various entities in which we have a control type investment could be held liable for the defined benefit pension obligations of one or more of such investments.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Inland. Inland’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Inland’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Inland has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Inland’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help our sponsor and Advisor to prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Advisor, and Dealer Manager. Inland’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our Advisor, and Dealer Manager, is integrated into Inland’s risk management program. In addition, Inland periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs, including performing penetration testing of Inland’s networks, and security assessments of the effectiveness of Inland’s information technology environment to identify potential vulnerabilities.

Inland’s cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities as well as regular phishing simulations for all of the employees of the Advisor and its affiliates. Inland undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of our Advisor, and Dealer Manager, and our critical third-party vendors (including the transfer agent) and other partners.

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Advisor, Dealer Manager and service providers (including the transfer agent), tenants, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 19 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Advisor’s management, and our Board and Audit Committee, as appropriate.

Oversight of Cybersecurity Risks

The Board and our Audit Committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our Board and/or our Audit Committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us and the Advisor, and the Dealer Manager and the measures we, the Advisor, and the Dealer Manager are taking to mitigate such risks. In addition to such reports and updates, our Board and/or our Audit Committee receive updates from management as to changes to our and the Advisor’s and the Dealer Manager’s cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow Inland’s incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the Board or Audit Committee, as appropriate.

Impact of Cybersecurity Risks

As of the date of this filing, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Part I, Item 1A, Risk Factors, Risks Related to Our Organizational Structure” for more information regarding cybersecurity risks.

Item 2. Properties

Other than our investment in the Operating Partnership, we had neither engaged in any operations nor generated any revenues through December 31, 2023. Our entire activity from inception through December 31, 2023 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. We contribute proceeds from the sale of shares of our common stock in the Offering to the Operating Partnership and receive Operating Partnership units that correspond to the classes of our shares sold. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than Operating Partnership units. We therefore expect to eventually consolidate the Operating Partnership. We have included an overview of Operating Partnership’s portfolio below, as we believe a discussion of the Operating Partnership’s portfolio would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

Overview of Operating Partnership’s Portfolio (all dollar amounts in thousands, except per square foot amounts)

As of December 31, 2023, the Operating Partnership’s real property portfolio consisted of 31 properties totaling approximately 746,601 square feet of medical office buildings and one student housing property with 406 student housing beds. These properties are located in 14 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of December 31, 2023:

Property	Number of Properties	Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.8%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.6%	56,173	7.5%	100.0%
Connecticut	2	5.3%	112,369	15.1%	100.0%
Dallas, TX	1	1.6%	16,050	2.1%	100.0%
Garden City, NY	1	2.9%	16,920	2.3%	100.0%
Greendale, IN	1	2.3%	24,722	3.3%	100.0%
Houston, TX	2	13.7%	88,450	11.8%	100.0%
Indianapolis, IN	1	3.0%	42,187	5.7%	100.0%
Oklahoma City, OK	1	4.3%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	28.8%	199,958	26.8%	100.0%
Raleigh, NC	1	1.8%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	8.1%	71,995	9.6%	100.0%
Salt Lake City MSA, UT	2	6.9%	54,758	7.3%	100.0%
Healthcare Total	30	88.1%	746,601	100.0%
Education			Beds	Percentage of Beds
St. Louis, MO	1	11.9%	406	100.0%	100.0%
Portfolio Total	31	100%
(1)
Based on fair value as of December 31, 2023.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of December 31, 2023.
(3)
“MSA” refers to metropolitan statistical area.

As of December 31, 2023, all of the properties listed in the table were owned in fee simple, with the exception of the following:

•
The Operating Partnership owns a leasehold interest in the medical office property located in Greendale, Indiana, as well as a fee simple interest in the improvements located thereon. The ground lessor is Saint Elizabeth Medical Center, Inc. The ground lease has a term of approximately 60 years, expiring on December 31, 2077, with two 15-year renewal options. The Operating Partnership is required to pay the ground landlord base rent of $9 per month until December 31, 2026. On January 1, 2027 and every 10 years thereafter throughout the term, the base rent will be increased by an amount equal to 15% of the base rent for the immediately preceding 10-year period.
•
The Operating Partnership owns a leasehold interest in a medical office property located in Phoenix, Arizona, as well as a fee simple interest in the improvements located thereon. The ground lessor is the State of Arizona, as Trustee through the State Land Commissioner. The ground lease has a term of 99 years, expiring on July 6, 2092. The Operating Partnership is required to pay the ground landlord base rent based on a percentage of the appraised value of the land, which is adjusted in five-year intervals. The annual base rent payable from July 7, 2023 through July 6, 2028 is $67.
•
The Operating Partnership owns a leasehold interest is a medical office property located in West Jordan, Utah, as well as a fee simple interest in the improvements located thereon. The ground lessor is Jordan Valley Medical Center, L.P. The ground lease has a term of 99 years, expiring on October 7, 2114, with three 15-year renewal options. Base rent over the first 15 years of the ground lease is $360; however, the entirety of this amount has been paid.

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

Lease Expirations

As of December 31, 2023, the weighted-average remaining term of the Operating Partnership’s total leased commercial portfolio was approximately 8.1 years based on annualized base rent and 8.2 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical office properties for leases in place as of

December 31, 2023, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the student housing property, as substantially all leases at the student housing property expire within 12 months.

Year Ending December 31	Number of Expiring Leases	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Based Rent ($)(1)	Percentage of Total Annualized Based Rent
2024	—	—	—	$—	—
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	3	75,973	10.2%	2,161	10.3%
2029	2	42,442	5.7%	1,314	6.3%
2030	2	71,851	9.6%	1,893	9.1%
2031	5	98,935	13.2%	3,129	15.0%
2032	9	252,171	33.8%	6,182	29.6%
2033	9	164,457	22.0%	5,315	25.4%
Thereafter	4	40,772	5.5%	903	4.3%
Total	34	746,601	100.0%	$20,897	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of December 31, 2023, multiplied by 12.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of December 31, 2023, there were three tenants that represented more than 10.0% of the Operating Partnership’s portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of December 31, 2023.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percent of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$4,844	23.2%	$33.12
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.3%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,254	6.0%	34.46
Starling Physicians, P.C.	2	112,369	15.0%	1,247	6.0%	11.10
Surgical Hospital of Oklahoma	1	33,500	4.5%	1,046	5.0%	31.21
Banner Health	1	29,350	3.9%	915	4.4%	31.19
Jordan Valley Medical Center LP	1	25,056	3.4%	866	4.1%	34.55
Community Hospitals of Indiana	1	42,187	5.6%	838	4.0%	19.86
NYU School of Medicine	1	16,920	2.3%	723	3.5%	42.74
Emerus Community Hospital	1	16,388	2.2%	701	3.3%	42.77
Total	20	546,850	73.2%	$15,641	74.8%	$28.60

Item 3. Legal Proceedings

Neither we nor the Operating Partnership is a party to, and none of the Operating Partnership’s properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is currently no established public trading market for our common stock. As of March 19, 2024, there were no holders of record of our Class T common stock, no holders of record of our Class S common stock, no holders of record of our Class D common stock, and seven holders of record of our Class I common stock. The following table details the selling commissions, dealer manager fees, and distribution fees for each applicable share class as of December 31, 2023:

	Class T (1) Shares	Class S Shares	Class D Shares	Class I Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—
Distribution fee (% of NAV)	0.85%	0.85%	0.25%	—
(1)
For Class T shares sold in the Offering (other than as part of our distribution reinvestment plan), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class T shares the distribution fee includes a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares.

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation to the Special Limited Partner (which is a class-specific accrual), and also includes the deduction of any management fees and distribution fees specifically applicable to such class of shares. Please refer to “Net Asset Value Calculation and Valuation Guidelines” in the Prospectus for the Offering for further details on how our NAV is determined.

We are not offering Class A shares in the Offering, and we currently have no Class A shares outstanding. However, pursuant to our Operating Partnership’s partnership agreement, Class A units of the Operating Partnership may be redeemed for our common stock and/or cash, at the sole election of our Company. If we were to issue shares in exchange for Class A units of the Operating Partnership, we would expect to issue Class A shares with economic features that mirror those of Class A units of the Operating Partnership, including class-specific allocations for the management fee to our Advisor and the performance participation allocation to the Special Limited Partner.

The following table presents our monthly NAV per share/unit for each of the five classes of shares and units from August 31, 2023 through December 31, 2023:

	Class T Shares (1)	Class S Shares (1)	Class D Shares (1)	Class I Shares	Class A Units
August 31, 2023	—	—	—	$24.8858	$24.9014
September 30, 2023	—	—	—	$25.1205	$25.1527
October 31, 2023	—	—	—	$25.0919	$25.1634
November 30, 2023	—	—	—	$24.8915	$24.9781
December 31, 2023	—	—	—	$24.7558	$24.6751

(1) As of December 31, 2023, we had not sold any Class T, Class S or Class D shares. Until we sell shares of Class T, Class S and Class D common stock, the transaction price for these classes is based on NAV per share of our Class I shares as of each respective month. We will separately compute the NAV per share of each one of these new classes once we have shares of that class outstanding.

Net Asset Value

We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure. Please refer to Exhibit 4.3 of this Annual Report on Form 10-K for further details on how our NAV is determined.

Our total NAV presented in the following tables shows the Company and the Operating Partnership on a combined basis and includes the NAV of the Company’s common stockholders, as well as partnership interests of the Operating Partnership held by parties other than us.

The following table provides a breakdown of the major components of our NAV as of December 31, 2023 (dollars and shares/units in thousands):

Components of NAV	As of December 31, 2023
Investments in real estate	$365,190
Cash and cash equivalents	6,695
Restricted cash	270
Other assets	16,042
Debt	(237,887)
Other liabilities	(5,700)
Net asset value	$144,610
Total shares/units outstanding	5,860

The following table sets forth our NAV and NAV per share/unit by class as of December 31, 2023 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class A Units	Total
Net asset value	$2,688	$141,922	$144,610
Number of outstanding shares/units	108	5,752	5,860
NAV per share/unit as of December 31, 2023	$24.7558	$24.6751

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the December 31, 2023 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.50%	6.34%
Education	8.50%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would results in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Education
Discount rate (weighted average)	0.25% decrease	1.84%	1.83%
	0.25% increase	(1.78)%	(1.83)%
Exit capitalization rate (weighted average)	0.25% decrease	2.26%	2.06%
	0.25% increase	(2.10)%	(1.83)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of December 31, 2023
Equity per GAAP	$155,367
Adjustments:
Accumulated depreciation and amortization	35,604
Unrealized net real estate and debt appreciation (depreciation)	(42,675)
Straight-line rent adjustment	(3,693)
Unamortized equity-based compensation	17
Other liabilities	(10)
Net asset value	$144,610

Distributions by the Company

The table below presents the aggregate monthly distributions declared by the Company by record date for all classes of shares of common stock outstanding since June 12, 2023.

Record Date	Aggregate monthly gross distribution declared per share
August 31, 2023	$0.0885
September 30, 2023	$0.0885
October 31, 2023	$0.0885
November 30, 2023	$0.0885
December 31, 2023	$0.0885

Sources of Distributions to Common Stockholders

For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023
Distributions to Holders of Common Stock
Paid in cash	$3
Total distributions	$3
Cash flows from operating activities	$—

During the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Share Repurchase Plan

We adopted the share repurchase plan (“SRP”), whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price (the “Early Repurchase Deduction”). Stockholders who have received shares of our common stock in exchange for OP Units may include the period of time such stockholder held such OP Units for purposes of calculating the holding period for such shares of our common stock. In the event that we, at our sole discretion, elect to issue Class A shares to OP Unitholders seeking redemption, we expect to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D and Class I shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the SRP if in its reasonable judgment it deems such action to be in our best interest. We began the SRP in January 2024, the first month of the first full calendar quarter following the conclusion of our escrow period.

During the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, we repurchased no shares of our common stock.

Equity Compensation Plan

Our director compensation plan (“DCP”) offers our independent directors an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The restricted share plan authorizes the granting of restricted stock to independent directors for participation in the plan.

Under the DCP and subject to such plan’s conditions and restrictions, each of our independent directors will receive restricted Class I shares. Such restricted shares will vest on the first anniversary of the grant date if the recipient remains a participant under the DCP through such date; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control. These restricted shares are issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

The table below summarizes total stock grants we made at each grant date as of December 31, 2023 ($ in thousands except for per share data).

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024

As of December 31, 2023, we have granted 935 restricted shares of which none have vested and none were forfeited.

Securities Authorized for Issuance under the Equity Compensation Plans

For information regarding the securities authorized for issuance under our DCP, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

On June 12, 2023, we were capitalized with a $200,000 investment by Inland Real Estate Investment Corporation, as the sponsor, in exchange for 200 shares of our common stock. On August 22, 2023, we effected a stock split in the form of a stock dividend of 39 shares for each of our issued and outstanding shares of common stock resulting in 8,000 Class I shares issued and outstanding. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

On October 2, 2023, we issued 454 restricted shares of Class I common stock to Ella S. Neyland, with a grant date fair value of $11,302, and 481 restricted shares of Class I common stock to Michael W. Reid, with a grant date fair value of $11,979, as part of their director compensation. Restricted stock issued to independent directors will generally vest one year from the date of grant and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. These issuances were consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Other than mentioned above, during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds

We have registered with the SEC an Offering up to $1.25 billion in shares of common stock, consisting of up to $1 billion in shares in our primary offering and up to $250 million in shares pursuant to our distribution reinvestment plan. On September 28, 2023, our Registration Statement on Form S-11 (File No. 333-272750) with respect to our Offering was declared effective by the SEC. Inland Securities Corporation, an affiliate of our sponsor, is the Dealer Manager for the Offering. We are offering to sell any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

The following table presents information about the Offering and use of proceeds therefrom as of December 31, 2023 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Primary offering shares sold	—	—	—	99,634	99,634
Gross proceeds from primary offering	$—	$—	$—	$2,500	$2,500
Reinvestments of distributions	—	—	—	—	—
Total gross proceeds	—	—	—	2,500	2,500
Selling commissions and dealer manager fees	—	—	—	—	—
Other expenses	—	—	—	—	—
Total expenses	—	—	—	—	—
Net offering proceeds (1)	$—	$—	$—	$2,500	$2,500

(1) Excludes offering costs of $3,818 incurred by the Operating Partnership.

We also expect to pay our Dealer Manager distribution fees with respect to Class T, Class S and Class D shares sold in the Offering, but expect that to be funded from operations rather than the Offering proceeds.

We intend to use the net proceeds from such sales for the purposes set forth in the Prospectus for the Offering.

We contributed the net proceeds from the Offering to the Operating Partnership and received Operating Partnership units that correspond to the classes of the shares sold. The Operating Partnership primarily used the proceeds for general corporate expenses.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report and may ultimately provide to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at ipcaltreit.com from time to time, as information is updated and new information is posted.

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. We had little or no taxable income for the taxable year ending December 31, 2023. We are the sole general partner of the IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP), our Operating Partnership.

On September 28, 2023, the SEC declared our Registration Statement on Form S-11 (File No. 333-272750) for our public offering of common stock effective. We have registered a public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in our primary offering and up to $250 million shares pursuant to our distribution reinvestment plan. We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

As of December 1, 2023, we had satisfied the minimum offering requirement in all states, except the State of Pennsylvania, and authorized the release of proceeds from escrow. Subscriptions from Pennsylvania residents will not be released from escrow until (i) we have received, prior to the termination of our primary offering, purchase orders from all sources for at least $62.5 million (including subscription orders by residents of other jurisdictions and by The Inland Real Estate Group of Companies, Inc. (together with its subsidiaries and affiliates, “Inland”), its affiliates and our directors and officers) of shares of our common stock in any combination of purchases of Class T shares, Class S shares, Class D shares and Class I shares and/or (ii) we obtain, prior to the termination of our primary offering, $62.5 million in assets (including by consolidating the Operating Partnership in our financial statements under accounting principles generally accepted in the United States of America (“GAAP”)).

As of March 19, 2024, we have issued 103,664 shares of Class I common stock, including shares purchased under the DRP, in the Offering.

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through December 31, 2023. Our entire activity from inception through December 31, 2023 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in this Offering, we contribute such proceeds to the Operating Partnership and receive Operating Partnership units that correspond to the classes of our shares sold. As of December 31, 2023, we hold 108,569 Class I Operating Partnership units, representing a 1.9% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than Operating Partnership units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part IV Item 15 in this Annual Report on Form 10-K, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

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

The Company and the Operating Partnership entered into a Business Management Agreement with IPC Alternative Assets Business Manager, LLC, effective as of July 14, 2021. Effective as of October 1, 2022, the Business Management Agreement was transferred from IPC Alternative Assets Business Manager, LLC to our Advisor, IPC Alternative Real Estate Advisor, LLC. There were no updates to the terms of the Business Management Agreement as a result of the transfer. The Business Management Agreement was terminated on August 24, 2023 and the Company, the Operating Partnership and the Advisor entered into the Advisory Agreement, which is effective from August 1, 2023. Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s and Operating Partnership’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors. The Advisory Agreement provides that the Operating Partnership or the Company will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T units, Class S units, Class D units and Class I units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I units of the Operating Partnership.

On August 24, 2023, the Company entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Amended and Restated Limited Partnership Agreement”), which amends and restates the Limited Partnership Agreement entered into as of June 21, 2021. In connection with the Amended and Restated Limited Partnership Agreement, the Company admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10,000 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership provides for the Special Limited Partner to receive an allocation from the Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I Operating Partnership units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Company’s Prospectus) and (b) with respect to Class A Operating Partnership units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Catch-Up (each term as defined in the Company’s Prospectus). The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any Operating Partnership units redeemed during the year, which are subject to the performance participation allocation upon redemption.

The Operating Partnership is primarily focused on investing in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. In the initial stages of our capital raise pursuant to the Offering, a primary source of proposed real estate investments will consist of DST or other private investment programs sponsored by IPC, an affiliate of our sponsor. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to the Operating Partnership in exchange for OP Units under Section 721 of the Code.

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2023 and 2022 and consolidated and combined financial statements for the period from September 2, 2021 to December 31, 2021 for the Operating Partnership (the “Successor”) and for the period from January 1, 2021 to September 1, 2021 for the combined eight programs in the roll-up transaction described above (collectively, the “Predecessor”). Our stockholders should read the following discussion and analysis along with the consolidated and combined financial statements of the Operating Partnership and the related notes thereto included in Part IV Item 15 in this Annual Report on Form 10-K.

As of December 31, 2023 (Successor) and 2022 (Successor), the Operating Partnership operates in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the segment Student Housing to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. Prior to the acquisition of the student housing property on December 1, 2022, the Operating Partnership managed its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, had only one reporting and operating segment.

As of December 31, 2023 (Successor) and 2022 (Successor), the Operating Partnership had total assets of $431.8 million and $455.8 million, respectively, and owned 30 medical office building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties are located in 10 states. A majority of the Operating Partnership’s medical office properties are single-tenant medical office buildings. For the year ended December 31, 2023 (Successor), medical office buildings and student housing property represented 84.7% and 15.3%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2022 (Successor), medical office buildings and student housing property represented 98.4% and 1.6%, respectively, of the Operating Partnership’s total revenues. As of both December 31, 2023 (Successor) and 2022 (Successor), all of the Operating Partnership’s portfolio properties were 100% leased and had staggered lease maturity dates.

Liquidity and Capital Resources – Operating Partnership

General

The Operating Partnership’s primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans	•	Cash receipts from tenants
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Capital contribution from General Partner
•	Organization and offering expenses	•	Proceeds from issuance of securities
•	Distributions to unitholders	•	Proceeds from related party line of credit
•	Payments for redemptions of OP Units	•	Proceeds from sales of real estate (if any)
•	Fees payable to the Advisor and property managers
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or indirectly through the purchase of equity interests in a DST, or through joint ventures

The Operating Partnership is not currently actively marketing for sale any properties.

As of December 31, 2023 (Successor) and 2022 (Successor), the Operating Partnership had total debt outstanding of $239.3 million and $239.6 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 3.60% and 3.90% per annum, respectively. The debt consists of (i) a secured term loan in an original principal amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time, (ii) a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lender from time to time, and (iii) a loan in the original principal amount of $22 million (the “Parkway Mortgage Loan”) with Parkway Bank and Trust Company.

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

As of December 31, 2023 (Successor) and 2022 (Successor), the Operating Partnership’s cash and cash equivalents balance was $6.7 million and $10.5 million, respectively.

As of December 31, 2023 (Successor) and 2022 (Successor), the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the years ended December 31, 2023 (Successor) and December 31, 2022 (Successor)

$ in thousands	For the year ended December 31,		Change
	2023 (Successor)	2022 (Successor)	2023 vs. 2022
Net cash flows provided by operating activities	$10,351	$11,089	$(738)
Net cash flows (used in) provided by investing activities	$(1,052)	$3,799	$(4,851)
Net cash flows used in financing activities	$(12,992)	$(14,189)	$1,197

Operating activities

The decrease in cash from operating activities during the year ended December 31, 2023 (Successor) compared to the year ended December 31, 2022 (Successor) was primarily due to an increase in interest expense related to the increase in interest rates and the University Lofts acquisition, partially offset by additional net income generated from University Lofts.

Investing activities

$ in thousands	For the year ended December 31,		Change
	2023 (Successor)	2022 (Successor)	2023 vs. 2022
Purchase of investment property	$—	$(15,709)	$15,709
Related party loan receivable	—	20,000	$(20,000)
Capital expenditures and tenant improvements	(1,007)	(492)	(515)
Other assets	(45)	—	(45)
Net cash (used in) provided by investing activities	$(1,052)	$3,799	$(4,851)

The increase in cash used in investing activities during the year end December 31, 2023 (Successor) compared to the year ended December 31, 2022 (Successor) was primarily due to an increase in capital expenditures during 2023. Additionally, the purchase of investment property and the repayment of $20 million during the year ended December 31, 2022 (Successor) for the one-time loan advanced to Inland Private Capital Corporation (“IPC”) did not have any comparable activity during 2023.

Financing activities

$ in thousands	For the year ended December 31,		Change
	2023 (Successor)	2022 (Successor)	2023 vs. 2022
Contributions	$2,710	$—	$2,710
Total net changes related to debt	(262)	(236)	(26)
Payment of offering costs	(3,467)	(172)	(3,295)
Redemptions of Class A OP Units	(1,418)	—	(1,418)
Distributions paid	(9,590)	(12,131)	2,541
Cash paid for interest rate caps	(965)	(1,650)	685
Net cash used in financing activities	$(12,992)	$(14,189)	$1,197

The decrease in cash used in financing activities during the year ended December 31, 2023 (Successor) compared to the year ended December 31, 2022 (Successor) was primarily due to the net effect of a reduction in distributions, an increase in payment of offering costs, redemptions of Class A OP Units and contributions received from the Offering during the year ended December 31, 2023 (Successor).

Year ended December 31, 2022 (Successor), period from September 2, 2021 to December 31, 2021 (Successor) and period from January 1, 2021 to September 1, 2021 (Predecessor)

This section describes the components of the cash flows for the year ended December 31, 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor). The periods are not comparable due to the following items reflected in the Successor period:

•
the impact of the roll-up transaction, which resulted in new basis of fair value;
•
transaction costs reflected in general and administrative expenses;
•
debt and related interest expense;
•
a full year of operations for 2022 as compared to the 2021 Successor period of approximately four months, and as further compared to the Predecessor period being approximately eight months; and
•
the acquisition of University Lofts on December 1, 2022.

As a result, the Operating Partnership does not believe that a comparison between the periods and a variance explanation related to amounts presented in the Operating Partnership’s consolidated and combined statements of cash flows would be meaningful to users.

$ in thousands	Year Ended December 31, 2022	For the Period from September 2, 2021 to December 31, 2021	For the Period from January 1, 2021 to September 1, 2021
	(Successor)	(Successor)	(Predecessor)
Net cash flows provided by operating activities	$11,089	$6,628	$12,428
Net cash flows provided by (used in) investing activities	$3,799	$(20,000)	$—
Net cash flows (used in) provided by financing activities	$(14,189)	$23,331	$(12,090)

Operating activities

Cash provided by operating activities for the year ended December 31, 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor) primarily resulted from property operations and changes in working capital.

Investing activities

$ in thousands	Year Ended December 31, 2022	For the Period from September 2, 2021 to December 31, 2021	For the Period from January 1, 2021 to September 1, 2021
	(Successor)	(Successor)	(Predecessor)
Purchase of investment property	$(15,709)	$—	$—
Related party loan receivable	20,000	(20,000)	—
Capital expenditures and tenant improvements	(492)	—	—
Net cash provided by (used in) investing activities	$3,799	$(20,000)	$—

Cash provided by investing activities for the year ended December 31, 2022 (Successor) primarily consists of the repayment of a $20 million loan advanced to IPC during 2021, partially offset by cash paid to acquire University Lofts of $15.7 million. Cash used in investing activities for the period from September 2, 2021 to December 31, 2021 (Successor) is comprised of the related party loan of $20 million advanced to IPC, which was repaid in full in March 2022. There was no comparable activity in the period from January 1, 2021 to September 1, 2021 (Predecessor).

Financing activities

$ in thousands	Year Ended December 31, 2022	For the Period from September 2, 2021 to December 31, 2021	For the Period from January 1, 2021 to September 1, 2021
	(Successor)	(Successor)	(Predecessor)
Contributions from DST investors	$—	$3,058	$—
Total net changes related to debt	(236)	211,272	—
Payment of offering costs	(172)	—	—
Distributions paid	(12,131)	(190,026)	(12,090)
Cash paid for interest rate caps	(1,650)	(973)	—
Net cash (used in) provided by financing activities	$(14,189)	$23,331	$(12,090)

Cash used in financing activities for the year ended December 31, 2022 (Successor) primarily consists of distributions paid to unitholders of $12.1 million and cash paid for interest rate caps of $1.7 million. Cash provided by financing activities for the period from September 2, 2021 to December 31, 2021 (Successor) primarily consists of net proceeds from mortgage loans of $211.3 million partially offset by distributions paid to unitholders of $190.0 million. Cash used in financing activities for the period from January 1, 2021 to September 1, 2021 (Predecessor) primarily consists of distributions paid to the DST investors.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor) is as follows:

$ in thousands	Year Ended December 31, 2023 (Successor)	Year Ended December 31, 2022 (Successor)	For the Period from September 2, 2021 to December 31, 2021 (Successor)	For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Distributions accrued	$9,097	$12,131	$191,037	$12,213
Distributions paid	$9,590	$12,131	$190,026	$12,090
Cash flows from operations	$10,351	$11,089	$6,628	$12,428

For the year ended December 31, 2023 (Successor), 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period. For the year ended December 31, 2022 (Successor), 8.6% of the Operating Partnership’s distributions paid in cash were paid from cash flows from operations generated during the period from September 2, 2021 to December 31, 2021 (Successor).

For the period from September 2, 2021 to December 31, 2021 (Successor), with the exception of the Financing Distribution (as defined herein), 100% of distributions paid by the Operating Partnership were funded by cash flow from operations. As part of the roll-up of the 30 medical office properties on September 2, 2021 and the subsequent financing of those properties through the BMO Mortgage Loan and the CONA Mortgage Loan, the net proceeds of the BMO Mortgage Loan and the CONA Mortgage Loan were distributed to the holders of OP Units in the aggregate amount of $186.5 million (the “Financing Distribution”). The Financing Distribution was distributed to holders of OP Units pro rata in proportion to their ownership of OP Units on October 8, 2021. The Financing Distribution was structured to be treated as a tax-free debt financed distribution to the unitholders.

From the period from January 1, 2021 to September 1, 2021 (Predecessor), 100% of distributions to DST investors were funded by cash flows from operations.

Results of Operations – Operating Partnership

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

The Operating Partnership calculates property net operating income using net income and excluding general and administrative expenses, advisor management fee, depreciation and amortization, interest expense, and interest or other income.

The following tables present the property net operating income broken out between same store and non-same store for the years ended December 31, 2023 (Successor) and 2022 (Successor), prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP. A total of 30 medical office properties with 32 operating leases that were acquired before January 1, 2022 (Successor) represent “same store” in the table below. “Non-same store” as reflected in the table below, consists of properties acquired after January 1, 2022 (Successor). University Lofts was acquired on December 1, 2022 and is included as non-same store properties.

Comparison of the years ended December 31, 2023 (Successor) and December 31, 2022 (Successor)

$ in thousands	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2023 (Successor)	2022 (Successor)	Change	2023 (Successor)	2022 (Successor)	Change	2023 (Successor)	2022 (Successor)	Change
Rental revenue	$29,913	$25,356	$4,557	$25,312	$24,961	$351	$4,601	$395	$4,206
Other property revenue	108	17	91	108	17	91	—	—	—
Total revenues	30,021	25,373	4,648	25,420	24,978	442	4,601	395	4,206

Property operating expenses	3,724	2,038	1,686	1,925	1,920	5	1,799	118	1,681
Real estate tax expense	1,380	896	484	1,018	864	154	362	32	330
Total property operating expenses	5,104	2,934	2,170	2,943	2,784	159	2,161	150	2,011

Property net operating income	$24,917	$22,439	$2,478	$22,477	$22,194	$283	$2,440	$245	$2,195

General and administrative expenses	(2,286)	(722)	(1,564)
Advisor management fee	(900)	(930)	30
Depreciation and amortization	(17,516)	(15,540)	(1,976)
Interest expense	(11,577)	(8,552)	(3,025)
Interest and other income	38	327	(289)
Net loss	$(7,324)	$(2,978)	$(4,346)

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the year ended December 31, 2023 (Successor) with the results of the same properties owned during the year ended December 31, 2022 (Successor), property net operating income increased $283, total property revenues increased $442, and total property operating expenses including real estate tax expense increased $159.The increase in same store total property revenues is primarily due to a decrease in uncollectible amounts in revenue from tenants combined with an increase in recoverable income due to increased expenses.

The increase in same store total property operating expenses is primarily due to an increase in property taxes.

Non-same store total property net operating income increased $2,195 during the year ended December 31, 2023 (Successor) as compared to 2022 (Successor). The increase is a result of acquiring University Lofts on December 1, 2022. On a non-same store basis, total property revenues increased $4,206 and total property operating expenses including real estate tax expense increased $2,011 during the year ended December 31, 2023 (Successor) as compared to 2022 (Successor) as a result of this acquisition.

General and administrative expenses. General and administrative expenses increased $1,564 in 2023 (Successor) compared to 2022 (Successor). The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees decreased $30 in 2023 (Successor) compared to 2022 (Successor). The decrease is primarily due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Depreciation and amortization. Depreciation and amortization increased $1,976 in 2023 (Successor) compared to 2022 (Successor). The increase is primarily due to the acquisition of University Lofts.

Interest expense. Interest expense increased $3,025 in 2023 (Successor) compared to 2022 (Successor). The increase is primarily due to the increase in interest rates and the acquisition of University Lofts.

Interest and other income. Interest and other income decreased $289 in 2023 (Successor) compared to 2022 (Successor). The decrease is primarily due to the repayment of the loan advanced to IPC during 2022.

Year ended December 31, 2022 (Successor), period from September 2, 2021 to December 31, 2021 (Successor) and period from January 1, 2021 to September 1, 2021 (Predecessor)

This section describes the components of results of operations for the year ended December 31, 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor). The Successor and Predecessor periods are not comparable due to the following items reflected in the Successor period:

•
the impact of the roll-up transaction, which result in a new basis of fair value;
•
transaction costs reflected in general and administrative expenses;
•
debt and related interest expense;
•
a full year of operations for 2022 as compared to the 2021 Successor period of approximately four months, and as further compared to the Predecessor period being approximately eight months; and
•
the acquisition of University Lofts on December 1, 2022.

As a result, the Operating Partnership does not believe that a comparison between the periods and a variance explanation related to amounts presented in the Operating Partnership’s consolidated and combined statements of operations would be meaningful to users.

The following table presents the property net operating income for the year ended December 31, 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor), prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP.

$ in thousands	Year Ended December 31, 2022	For the Period from September 2, 2021 to December 31, 2021	For the Period from January 1, 2021 to September 1, 2021
	(Successor)	(Successor)	(Predecessor)
Rental revenue	$25,356	$8,420	$15,904
Other property revenue	17	1	—
Total revenues	25,373	8,421	15,904

Property operating expenses	2,038	561	1,089
Real estate tax expense	896	294	547
Total property operating expenses	2,934	855	1,636

Property net operating income	22,439	7,566	14,268

General and administrative expenses	(722)	(1,590)	(23)
Advisor management fee	(930)	(302)	(492)
Depreciation and amortization	(15,540)	(5,062)	(8,204)
Interest expense	(8,552)	(1,722)	—
Interest and other income	327	78	—
Net (loss) income	$(2,978)	$(1,032)	$5,549

Rental revenue. Rental revenue consists of rents received under operating leases, which are generally structured as fixed rent with fixed annual increases, and reimbursements for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Operating Partnership and recoverable under the terms of the lease. Rental revenue also includes the net impact of straight lining of rents and the net amortization recorded on acquired above- and below-market leases.

Property operating expenses. Property operating expenses consist of utility charges, insurance premiums, repairs and maintenance, management fees, ground rents, amortization on above-and below-market ground lease intangibles, and other costs associated with owning real estate.

Real estate tax expense. Real estate tax expense consists of taxes paid to governmental authorities associated with owning real estate.

Property net operating income. For the year ended December 31, 2022 (Successor), property net operating income was $22.4 million derived from the ownership of 30 medical office properties with 32 operating leases and one student housing property with 406 operating leases.

For the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor), property net operating income was $7.6 million and $14.3 million, respectively, derived from the ownership of 30 medical office properties with 32 operating leases.

General and administrative expenses. General and administrative expenses primarily consist of accounting, audit, tax, legal and other professional fees. General and administrative expenses for the Successor period include certain organizational costs related to the formation of the Operating Partnership.

Advisor management fee. Advisor management fees represents fees paid to the Advisor for overseeing and managing the day-to-day operations of the Operating Partnership.

Depreciation and amortization. Depreciation and amortization represents depreciation and amortization expense on all of the long-lived assets recognized under GAAP over the estimated economic useful lives of the assets.

Interest expense. Interest expense represents interest on the mortgages payable and includes amortization of debt issuance costs, amortization of the discount on assumed mortgage loan and the impact of interest rate swaps and interest rate caps.

Interest and other income. Interest and other income primarily consists of interest earned on the related party loan to IPC.

Non-GAAP Financial Measures – Operating Partnership

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

FFO and AFFO for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor) are calculated as follows:

	$ in thousands	Year Ended December 31, 2023	Year Ended December 31, 2022	For the Period from September 2, 2021 to December 31, 2021	For the Period from January 1, 2021 to September 1, 2021
		(Successor)	(Successor)	(Successor)	(Predecessor)
	Net loss	$(7,324)	$(2,978)	$(1,032)	$5,549
Add:	Depreciation and amortization related to investment properties	17,516	15,540	5,062	8,204
	Funds from operations (FFO)	10,192	12,562	4,030	13,753

Less:	Above- and below-market rent intangible lease amortization, net	(1,389)	(1,389)	(463)	(609)
	Straight-line income, net	(1,145)	(1,520)	(682)	(916)
Add:	Amortization of deferred financing costs	1,313	1,312	328	—
	Amortization of mortgage premium/discount	352	29	—	—
	Amortization of derivatives costs	1,174	49	—	—
	Adjusted funds from operations (AFFO)	$10,497	$11,043	$3,213	$12,228

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2023 Notes to Financial Statements in Part IV Item 15 in this Annual Report on Form 10-K. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s December 31, 2023 Notes to Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K. The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

The Company

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

Refer to Exhibit 4.3 of this Annual Report on Form 10-K for further details on the assumptions and estimates used in determination of fair value of the Company’s investment in the Operating Partnership.

The Operating Partnership

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 - “Summary of Significant Accounting Policies” which is included in our December 31, 2023 Notes to Financial Statements in Part IV Item 15 in this Annual Report on Form 10-K. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 - “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s December 31, 2023 Notes to Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company and the Operating Partnership currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not consolidate the Operating Partnership.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2023 (Successor) and 2022 (Successor), the Operating Partnership had outstanding debt of $239.3 million and $239.6 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 2.97% to 4.10% per annum and 2.97% to 6.22% per annum, respectively. The weighted average interest rate as of December 31, 2023 (Successor) and 2022 (Successor) was 3.60% and 3.90%, respectively, which includes the effect of interest rate swaps and interest rate caps. As of December 31, 2023 (Successor) and 2022 (Successor), the weighted average years to maturity for the mortgages was 2.6 years and 3.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of December 31, 2023 (Successor) and 2022 (Successor):

	December 31, 2023 (Successor)			December 31, 2022 (Successor)
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$21,738	9.1%	3.80%	$22,000	9.2%	3.60%
Variable rate	—	—	—	41,939	17.5%	6.22%
Variable rate with swap agreements	88,000	36.8%	2.99%	88,000	36.7%	2.99%
Variable rate with cap agreements	129,594	54.1%	3.98%	87,655	36.6%	3.77%
Total	$239,332	100.0%		$239,594	100.0%

If interest rates on all debt which bears interest at variable rates as of December 31, 2023 (Successor) increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

If interest rates on all debt which bears interest at variable rates as of December 31, 2022 (Successor) increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $0.4 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2022 (Successor) decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

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

As of December 31, 2023 (Successor) all of the Operating Partnership’s debt and derivative instruments had been transitioned from LIBOR to SOFR.

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s December 31, 2023 Notes to Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the accompanying notes to our financial statements are included under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Issuance of Shares

On October 2, 2023, we issued 454 restricted shares of Class I common stock to Ella S. Neyland, with a grant date fair value of $11,302, and 481 restricted shares of Class I common stock to Michael W. Reid, with a grant date fair value of $11,979, as part of their director compensation. Restricted stock issued to independent directors will generally vest one year from the date of grant and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. These issuances were consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Trading Arrangements

During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Keith D. Lampi	43	Chairman of the Board and Chief Executive Officer
Anthony Chereso	61	Director
Ella S. Neyland	69	Independent Director
Michael W. Reid	70	Independent Director
Daniel Rigby	62	Independent Director
Jerry Kyriazis	55	Chief Financial Officer
Denise C. Kramer	45	Chief Operating Officer, Lead Portfolio Manager
Rahul Sehgal	43	Chief Investment Officer
Joseph E. Binder	41	Chief Capital Officer
Nati N. Kiferbaum	35	Chief Strategy Officer
Daniel W. Zatloukal	43	Executive Vice President and Head of Asset Management
Kristin A. Orlando	46	Secretary

* As of January 1, 2024

Keith D. Lampi serves as our Chairman of the Board and Chief Executive Officer, positions he has held since August 2023 and June 2023, respectively, and as the Chief Executive Officer and a member of the Board of Managers of our Advisor since October 2022 and August 2023, respectively. Mr. Lampi also serves as the Chief Executive Officer and President of IREIC, our sponsor, positions he has held since February 2024. He is responsible for leading the execution of IREIC’s long-term business strategy. He also serves as Chairman of the Board, Chief Executive Officer and President of IPC.

Mr. Lampi began his career as an intern during the inception of IPC in 2001. Throughout his 20-plus-year tenure at IPC, Mr. Lampi has helped to shape IPC into a market leader in the private real estate securities industry, with more than $12.2 billion in assets under management as of December 31, 2022. Additionally, Mr. Lampi has served as a Manager of Inland Real Estate Services, LLC, Inland Residential Real Estate Services, LLC and Inland Venture Real Estate Services, LLC.

In 2018, Mr. Lampi was the President of ADISA, the nation’s largest alternative investment securities association. Mr. Lampi served on ADISA’s board of directors for six consecutive years and held several leadership positions within the association throughout his board tenure. He was the recipient of the ADISA Distinguished Service Award in 2016, an award presented to individuals and companies that have provided exceptional service to the association, the alternative investments industry, and the overall community.

Mr. Lampi received his B.A. in economics from the University of Illinois at Urbana-Champaign. We believe that Mr. Lampi’s experience in alternative real estate assets, including through his tenure as a director and the President and Chief Executive Officer of IPC, make him well qualified to serve as Chairman of our board of directors.

Anthony Chereso has served as one of our directors since January 2024. Mr. Chereso has served on the Board of Managers of the Advisor since August 2023. Mr. Chereso also serves as Chief Executive Officer and President of The Inland Real Estate Group, LLC, positions he has held since January 2024. He joined Inland in July 2022 and has over 30 years of experience in finance, tax, audit, commercial real estate, capital markets and the alternative investment industry. Prior to joining Inland, Mr. Chereso worked as President and Chief Executive Officer of the Institute for Portfolio Alternatives, the foremost alternative investment trade association from 2015 to July 2022. Previously, he was President and Chief Executive Officer of FactRight, a leading third-party independent securities due diligence and research firm and has held roles in capital markets at various real estate investment companies. Additionally, he worked in corporate finance, tax, and audit with Verizon Communications (formerly GTE) for more than 18 years. Mr. Chereso is a graduate of the DePaul University School of Business. We believe that Mr. Chereso’s extensive experience in the alternative investment industry and natural leadership ability make him well qualified to serve as a member of our board of directors.

Ella S. Neyland has served as one of our independent directors since August 2023. Ms. Neyland most recently served as Chief Operating Officer and a member of the board of directors of Independence Realty Trust, positions she held from December 2021 through December 2022. Until its merger with Independence Realty Trust, Ms. Neyland served in various roles at Steadfast Apartment REIT, Inc., including President from September 2013 to December 2021, Chief Financial Officer and Treasurer from June 2020 to December 2021 and as an affiliated director from August 2013 to December 2021. Ms. Neyland also served as President and affiliated director of Steadfast Income REIT, Inc., positions she held from October 2012 through March 2020. Prior to joining the Steadfast Apartment REIT, Ms. Neyland served in various roles as advisor and founder of several privately owned medical services related companies from 2004 to 2011. From 2001 to 2004, Ms. Neyland was the Executive Vice President, Treasurer and head of Investor Relations for UDR. Prior to 2001, Ms.

Neyland worked for various banks including CIBC and Frost Bank and also worked for Lincoln Property Company initially in charge of their debt restructuring and then lead their multi-family finance group. For six years she served on the board of the IPA (the Institute for Portfolio Alternatives) and in 2019 was elected as the first female chair in its 33 year history. She has served on the board of directors of Westwood Financial since September 2022. She is a member of the ULI Silver Multi-family council and has served as the Co-Chair. She has also served on the Board of Directors of NMHC, the National Multi-family Housing Council. Ms. Neyland received her B.S. in Finance from Trinity University. We believe that Ms. Neyland’s experience in the commercial real estate industry, including through her leadership positions at other REITs, make her well qualified to serve as a member of our board of directors.

Michael W. Reid has served as one of our independent directors since August 2023. Mr. Reid is a Partner of Resolution Real Estate Partners, a position he has held since 2024. Prior to his current role, Mr. Reid was Co-Founder and Managing Partner of Resolution Real Estate Partners and its predecessor from 2009 to 2024, where he was responsible for strategic planning, finance and reporting, acquisitions and dispositions, debt financings, and structuring joint ventures. Since the formation of Resolution Real Estate, Mr. Reid has worked on the highly successful purchase and sale of 1372 Broadway with Starwood Capital and the purchase, redevelopment and sale of 142 West 36th Street and 234 West 39th Street with The Davis Companies. He also worked on notable asset management assignments including the Lipstick Building, the McGraw Hill Building, 292 Madison Avenue and 24-32 Union Square. He formerly served as Chief Operating Officer of SL Green from 2002 to 2004 where his responsibilities included strategic planning, corporate and real estate operations, finance and reporting, and capital raising in the public and private debt and equity markets and risk management. In this capacity, he worked on over $2 billion of acquisitions and dispositions. He took SL Green public in 1998. Prior to SL Green, Mr. Reid was a Managing Director of Lehman Brothers responsible for the REIT Equity practice and managed over $7 billion in primary and secondary equity offerings. Mr. Reid worked at Lehman Brothers for fourteen years in sales and trading and real estate investment banking. Prior to joining Lehman, Mr. Reid worked in the real estate banking and acquisition department of The First Boston Corporation. He currently serves on the Board and member of the audit committee of The Osborn, a senior living community located on 56 acres in Rye, New York. Mr. Reid also served as a director and as the Chairman of the Audit Committee for Inland Residential Properties Trust, Inc. from its inception in September 2014 until October 2019. He also previously served as Chairman of the Board of Sonida Senior Living, Inc., from May 2016 until November 2021 and as Head of the Audit Committee of Sonida in 2015 and 2016. Mr. Reid holds a B.A. and Master of Divinity Degree from Yale University. We believe that Mr. Reid’s commercial real estate and finance experience make him well qualified to serve as a member of our board of directors.

Daniel Rigby has served as one of our independent directors since January 2024. Mr. Rigby has served as the Owner and President of Fox Title Company since October 2010, where he is responsible for all operations of the organization. Since December 2020, Mr. Rigby has also served as a Partner of Knight Rigby, LLC, an employee benefit and government grant consulting company. Prior to his current roles, Mr. Rigby acted as President and Founder of Human Resource Management Systems (“HRMS”) from 1989 through 2012 when HRMS was acquired by Arthur J. Gallagher & Co. Following the acquisition, Mr. Rigby served as a Area Senior Vice President of Arthur J. Gallagher & Co. through March 2020. In addition to his current roles, Mr. Rigby is past Chair and currently serves on the board of Benedictine University, a position he has held since 2001. We believe that Mr. Rigby’s commercial real estate and mission-driven dedication make him well qualified to serve as a member of our board of directors.

Jerry Kyriazis has served as our Chief Financial Officer since June 2023, and as the Chief Financial Officer of our Advisor since October 2022. Mr. Kyriazis also has served as the Chief Financial Officer and Treasurer of the MH Ventures Fund III, LLC and its business manager since their inception in September 2022, and as the Chief Financial Officer and Treasurer of MH Ventures Fund II, Inc. and its business manager since their inception in September 2020. Mr. Kyriazis joined Inland in 2018 as a Senior Vice President, Director of Portfolio Finance for IREIC serving several Inland entities, including Inland Real Estate Income Trust, Inc. (“IREIT”), InPoint Commercial Real Estate Income, Inc. (“InPoint”) and MH Ventures 2019-1, LLC. Prior to joining Inland, Mr. Kyriazis served as Director of Financial Reporting and Accounting Policy for Citadel LLC (a global hedge fund manager) from 2007 to 2018. He served as Vice President, Finance and Chief Accounting Officer for Trizec Properties, Inc. (a public office real estate investment trust) from 2002 to 2007. He also served as Vice President, Controller for LaSalle Hotel Properties (a public hotel real estate investment trust) from 1998 to 2000. Mr. Kyriazis worked for PricewaterhouseCoopers LLP from 1990 to 1998. Mr. Kyriazis received his MBA from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Kyriazis received his B.A. in accounting from Northern Illinois University. Mr. Kyriazis is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

Denise C. Kramer has served as our Chief Operating Officer, Lead Portfolio Manager since June 2023. Ms. Kramer also serves as President of Inland InPoint Advisor, LLC, a position she has held since January 2022, and as Senior Vice President, Investment Product Management of IREIC, a position she has held since December 2022. Prior to her current role, Ms. Kramer served as Senior Vice President, Investment Product Research for Inland Securities Corporation, Inland’s managing broker dealer. Prior to joining Inland in August 2016, Ms. Kramer served as Director of Investment Research at Advisor Group from January 2010 to August 2016 where she was responsible for the oversight of due diligence on all packaged products made available on Advisor Group’s platforms including real estate private placements, REITs and interval funds. Ms. Kramer has a B.A. in accounting from the University of Maine and a Master’s degree in finance from Northeastern University, she holds Series 7 and 66 licenses with FINRA, and is a CFA Charterholder.

Rahul Sehgal has served as our Chief Investment Officer since June 2023. Mr. Sehgal has been a director of IPC since May 2012 and the Chief Investment Officer and Executive Vice President of IPC since November 2012 and August 2022, respectively. Mr. Sehgal joined IPC in 2004 and has held various positions with IPC throughout his tenure with the firm. Mr. Sehgal currently oversees IPC’s investment strategies, including acquisitions, dispositions, refinancing, tenant negotiations and portfolio review on behalf of ownership. In addition, Mr. Sehgal is responsible for the exploration of new asset classes and coordinating market research to collaborate with executive management in implementing the company’s long term strategic plans. Mr. Sehgal received his B.A. in finance from the University of Illinois at Urbana-Champaign.

Joseph E. Binder has serves as our Chief Capital Officer since June 2023. Mr. Binder also serves as IPC’s Executive Vice President of Acquisition Structure and Finance, a position he has held since January 2019. Mr. Binder joined IPC in April 2008 and previously held the positions of Senior Financial Analyst, Assistant Vice President and Senior Vice President. Mr. Binder oversees IPC’s acquisition and structuring process, including underwriting, financing and preparation of its private placement offerings. Mr. Binder has led this department of IPC since 2012, overseeing the company’s acquisition and offering of over $14 billion in investment real estate. As a member of IPC’s leadership team, he participates in structuring credit facilities and directing the company’s long term strategic plans. Mr. Binder received a B.A. in finance from the University of Wisconsin at Whitewater and began his career in 2004 working in commercial real estate brokerage, followed by work in the commercial mortgage-backed securities industry. Mr. Binder holds an Illinois Real Estate Broker’s license.

Nati N. Kiferbaum has served as our Chief Strategy Officer since June 2023. Mr. Kiferbaum currently serves as IPC’s Senior Vice President, Head of Investment Product Strategy, a position he has held since January 2019. Mr. Kiferbaum joined IPC in 2012 and has held previous positions as Senior Financial Analyst, Assistant Vice President, and Vice President. Since joining IPC, Mr. Kiferbaum has been involved in over $10 billion in real estate transactions across retail, office, industrial, student housing, self-storage, hospitality, healthcare, and multifamily property types. Additionally, Mr. Kiferbaum has overseen more than $5 billion of capital raised through real estate private placements. As Senior Vice President, Head of Investment Product Strategy at IPC, Mr. Kiferbaum oversees IPC’s product development and strategy, capital raising initiatives, due diligence process, and strategic relationships. Additionally, he works closely with Inland Securities Corporation and its internal sales staff to provide the education on underwriting, financing and structure of each IPC real estate product. Mr. Kiferbaum served on the Board of Directors of ADISA, the nation’s largest alternative investment securities association, of which he is a member, for a two-year term beginning in 2020. Mr. Kiferbaum received his B.A. in finance from the University of Iowa.

Daniel W. Zatloukal has served as our Executive Vice President and Head of Asset Management since June 2023. Mr. Zatloukal has served as Senior Vice President of IPC since 2014. Mr. Zatloukal also serves as the Executive Vice President for IREIC Asset Management, as well as the Senior Vice President of IREIT, positions he has held since July 2017 and December 2021, respectively, and reports directly to the Chief Executive Officer of IREIC. In his role as Executive Vice President for IREIC Asset Management, Mr. Zatloukal is responsible for overseeing the asset management function for IREIC and all of its affiliates. Mr. Zatloukal also served as the President of Inland Commercial Real Estate Services LLC and Inland Venture Real Estate Services, LLC from May 2016 through June 2017. Mr. Zatloukal rejoined IPC in February 2013 after previously working for IPC from 2004 through 2007 in the structuring and financing department. Prior to rejoining Inland, Mr. Zatloukal served as Vice President of Capital Markets at Jones Lang LaSalle in Atlanta from 2007 through 2013. Mr. Zatloukal received his B.A. in finance from the University of Illinois at Urbana-Champaign.

Kristin A. Orlando serves as our Secretary and as Secretary of our Advisor, positions she has held since June 2023 and October 2022, respectively. Ms. Orlando also has been the Secretary of IPC since May 2017. Ms. Orlando joined the law department of The Inland Real Estate Group, LLC in October 2012, and is currently an Associate Counsel and Vice President, positions she has held since January 2018 and January 2022, respectively. In her capacity as Associate Counsel, Ms. Orlando represents many of the entities that are part of Inland on a variety of legal matters. Prior to joining Inland, Ms. Orlando had been employed by the law firm Shefsky & Froelich (now Taft Stettinius & Hollister LLP) in Chicago, Illinois, in the Corporate and Securities practice group, since 2004. She is admitted to practice law in the State of Illinois. Ms. Orlando received her B.A. from Northwestern University and her J.D. from Chicago-Kent College of Law.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, which consists of Mr. Reid, Mr. Rigby (beginning in January 2024) and Ms. Neyland, each of whom is an independent director. Mr. Reid serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

•
our accounting and financial reporting processes,

•
the integrity and audits of our financial statements,
•
our compliance with legal and regulatory requirements,
•
the qualifications and independence of our independent auditors and
•
the performance of our internal and independent auditors.

In addition, the audit committee selects the independent auditors to audit our annual financial statements and reviews with the independent auditors the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.

The audit committee has adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The audit committee oversees the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints subject to Section 21F of the Exchange Act.

Corporate Governance

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any). Our Code of Business Conduct and Ethics, as it relates to those also covered by Inland’s code of conduct, operates in conjunction with, and in addition to, Inland’s code of conduct. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Business Conduct and Ethics is available on our website, www.ipcaltreit.com.

Corporate Governance Guidelines. We have also adopted corporate governance guidelines to advance the functioning of our board of directors and its committees and to set forth our board of directors’ expectations as to how it and they should perform its and their respective functions.

Item 11. Executive Compensation

Compensation of Executive Officers

We are externally managed and currently have no employees. Our executive officers serve as officers of our Advisor and are employees of our Advisor or one or more of its affiliates. Additionally, certain of our executive officers have ownership interests in our Advisor and in the Special Limited Partner. Our Advisory Agreement provides that our Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from our Advisor. In addition, we do not reimburse our Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling our Advisor’s obligations to us under the Advisory Agreement. Accordingly, our Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as our Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Ella S. Neyland	$34	$11	$—	$—	$—	$—	$45
Michael W. Reid	$36	$12	$—	$—	$—	$—	$48
(1)
Represents 454 restricted shares of Class I common stock granted to Ella S. Neyland and 481 restricted shares of Class I common stock granted to Michael W. Reid on October 2, 2023.

(2)
Represents the value of distributions received during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023 on all stock awards received through December 31, 2023. The amounts round to less than $1.

We pay our independent directors an annual retainer of $100,000, consisting of $75,000 in cash, payable on a quarterly basis, and a $25,000 grant of restricted stock, plus an additional retainer of $15,000 to the chairperson of the audit committee, $8,500 to the chairperson of the affiliate transaction committee and $8,500 to the chairperson of the nominating and governance committee. Each director may elect to receive all or a portion of the amounts otherwise payable in cash in the form of restricted stock, pursuant to our independent director compensation plan (the “DCP”). We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with our Advisor or Inland will not receive additional compensation for serving on the board of directors or committees thereof.

On August 11, 2023 the board of directors approved the DCP. The DCP provides us with the ability to grant awards of restricted stock to directors. On October 2, 2023, Ella S. Neyland and Michael W. Reid received combined awards of restricted shares of Class I common stock having a total fair market value as of the date of grant equal to $23,281. Restricted stock issued to independent directors will generally vest one year from the date of grant and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. The total number of common shares granted under the DCP may not exceed 500,000 at any time (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, extraordinary dividend, or divestiture (including a spin-off) or any other change in the corporate structure or shares of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

The following table sets forth, as of March 19, 2024, information regarding the number and percentage of shares of our common stock owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 19, 2024, we had seven stockholders. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2901 Butterfield Road, Oak Brook, Illinois 60523.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Applicable Class
Directors and Officers
Keith D. Lampi	—	—
Anthony Chereso	—	—
Ella S. Neyland	1,087	*
Michael W. Reid	1,153	1.0%
Daniel Rigby	1,084	*
Jerry Kyriazis	—	—
Denise C. Kramer	—	—
Rahul Sehgal	—	—
Joseph E. Binder	—	—
Nati N. Kiferbaum	—	—
Daniel W. Zatloukal	—	—
Kristin A. Orlando	—	—
All officers and directors as a group (12 persons)	3,324	2.9%
5% Stockholders
Inland Private Capital Corporation	99,634 Class I Shares	86.6%
Inland Real Estate Investment Corporation	8,000 Class I Shares	7.0%

* Less than 1%

Securities Authorized for Issuance under the DCP

The following table sets forth information regarding securities authorized for issuance under the DCP as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	—
Equity Compensation Plans not approved by security holders	—	—	499,065
Total	—	—	499,065

Item 13. Certain Relationships and Related Transactions, and Director Independence

We are subject to various conflicts of interest arising out of our relationship with our Advisor and its affiliates, some of whom serve as our executive officers and our directors. We believe our directors, officers and Advisor’s personnel will devote a sufficient amount of time to our business to fulfill their responsibilities to us. We discuss these conflicts below and conclude this section with a discussion of the corporate governance measures we have adopted to ameliorate some of the risks posed by these conflicts.

For more information on the related party transactions, including the fees, expenses and distributions paid or accrued with respect to related parties, see “Note 6 – Transactions with Related Parties” in our notes to financial statements included in Part IV Item 15 in this Annual Report on Form 10-K and “Note 10 – Transactions with Related Parties” in the Operating Partnership’s notes to financial statements included in Part IV Item 15 in this Annual Report on Form 10-K.

Our Advisor and Inland

We are externally managed by our Advisor. Our Advisor is an affiliate of IREIC, our sponsor.

Together with its affiliates, Inland is a fully integrated group of legally and financially separate companies that is involved in every aspect of real estate, including property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, finance, investment products and other related services. Since its founding in 1968, through December 31, 2023, Inland has sponsored 834 programs and raised more than $30 billion in capital from more than 490,000 investors. IREIC, our sponsor, is a member company of Inland.

Pursuant to the Advisory Agreement, our Advisor has contractual and fiduciary responsibilities to us and our stockholders and is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. Our Advisor will also oversee our other service providers. We or our Advisor may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. All of our officers and directors, other than the independent directors, are employees of the Advisor or its affiliates. We have and will continue to have certain relationships with the Advisor and its affiliates, including the Dealer Manager. Additionally, certain of our executive officers have ownership interests in our Advisor and in the Special Limited Partner.

The Advisory Agreement

Our board of directors will at all times have oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to our company and our Operating Partnership. Pursuant to the Advisory Agreement, our board of directors has delegated to our Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We believe that our Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

Services

Pursuant to the terms of the Advisory Agreement, our Advisor is responsible for, among other things:

•
serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;
•
sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
•
with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•
providing us with portfolio management and other related services;
•
serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•
engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The above summary is provided to illustrate the material functions that our Advisor will perform for us, and it is not intended to include all of the services that may be provided to us by our Advisor or third parties.

Term and Termination Rights

Our Advisory Agreement is dated effective as of August 1, 2023 and has a term of one year from the effective date (July 31, 2024), subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors will evaluate the performance of our Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

•
immediately by us for “cause,” upon the bankruptcy of our Advisor or upon a material breach of the Advisory Agreement by our Advisor;
•
upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors; or
•
upon 60 days’ written notice by our Advisor.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by our Advisor under the Advisory Agreement.

In the event the Advisory Agreement is terminated, our Advisor will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, our Advisor will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function.

Management Fee, Performance Participation and Expense Reimbursements

Management Fee. Subject to the limitations described below under “Reimbursement by our Advisor,” as compensation for its services provided pursuant to the Advisory Agreement, we pay our Advisor a management fee of (i) 1.25% of the aggregate NAV of the Operating Partnership attributable to outstanding Class T units, Class S units, Class D units and Class I units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A units, in each case per annum payable monthly in arrears. In calculating the management fee, we will use the NAV of the outstanding Operating Partnership units before giving effect to monthly accruals for the management fee, the performance participation allocations, distribution fees or distributions payable on our shares or Operating Partnership units. The different management fee applicable to our Operating Partnership’s Class A units is a class-specific accrual that will be allocated to the Class A unitholders specifically. This means Class A units may receive greater distributions or have a higher NAV per unit or share compared to our other classes of units or shares.

The management fee may be paid, at our Advisor’s election, in cash, Class I shares or Class I units of our Operating Partnership. An election by our Advisor to receive Class I shares of our common stock or Class I units of our Operating Partnership may benefit us for cash management purposes and would further align our Advisor’s interests with our stockholders. Any repurchase requests by our Advisor will be consistent with our Advisor’s fiduciary duties to us and our stockholders. Notwithstanding the foregoing, we have adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

Performance Participation. So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I Operating Partnership units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined below) (the “Performance Allocation”) and (b) with respect to Class A Operating Partnership units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Catch-Up (each term as defined below) (the “Class A Performance Allocation”). Such allocations will be made annually and accrue monthly. The performance participation allocations are a class-specific accrual.

Specifically, with respect to Class T, Class S, Class D and Class I Operating Partnership units, the Special Limited Partner will be allocated a Performance Allocation in an amount equal to:

•
First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•
Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

“Total Return” for any period since the end of the prior calendar year shall equal the sum of:

(i)
all distributions accrued or paid (without duplication) on the Operating Partnership units (excluding Class A units) outstanding at the end of such period since the beginning of the then-current calendar year plus

(ii)
the change in aggregate NAV of such units (excluding Class A units) since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership (excluding Class A units) units, (y) any allocation/accrual to the Performance Allocation and (z) applicable distribution fee expenses (including any payments made to us for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of units (excluding Class A units) issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units and any upfront selling commissions and dealer manager fees.

“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Operating Partnership units (excluding Class A units) outstanding at the beginning of the then-current calendar year and all Operating Partnership units (excluding Class A units) issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Operating Partnership units (excluding Class A units) over the period and calculated in accordance with recognized industry practices. The ending NAV of the Operating Partnership units (excluding Class A units) used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Allocation and applicable distribution fee expenses. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Class T, Class S, Class D and Class I Operating Partnership units repurchased during such period, which units will be subject to the Performance Allocation upon repurchase as described below.

Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units repurchased during such year, which units will be subject to the Performance Allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s Performance Allocation. This is referred to as a “High-Water Mark.”

With respect to Class A Operating Partnership units only, the Special Limited Partner will be allocated a Class A Performance Allocation in an amount equal to:

•
First, if the Class A Total Return for the applicable period exceeds the sum of (i) the Class A Hurdle Amount for that period and (ii) the Class A Loss Carryforward Amount (any such excess, “Class A Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Class A Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•
Second, to the extent there are remaining Class A Excess Profits, 12.5% of such remaining Class A Excess Profits.

“Class A Total Return” for any period since the end of the prior calendar year shall equal the sum of:

(i)
all distributions accrued or paid (without duplication) on the Class A Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year plus
(ii)
the change in aggregate NAV of such Class A Operating Partnership units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Class A Operating Partnership units and (y) any allocation/accrual to the Class A Performance Allocation.

For the avoidance of doubt, the calculation of Class A Total Return will (i) include any appreciation or depreciation in the NAV of Class A Operating Partnership units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Class A Operating Partnership units.

“Class A Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Class A Operating Partnership units outstanding at the beginning of the then-current calendar year and all Class A Operating Partnership units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Class A Operating Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Class A Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Class A Performance Allocation and applicable distribution fee expenses. For the avoidance of doubt, the calculation of the Class A Hurdle Amount for any period will exclude any Class A Operating Partnership units repurchased during such period, which units will be subject to the Class A Performance Allocation upon repurchase as described below.

Except as described in Class A Loss Carryforward below, any amount by which Class A Total Return falls below the Class A Hurdle Amount will not be carried forward to subsequent periods.

“Class A Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Class A Total Return and decrease by any positive annual Class A Total Return, provided that the Class A Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Class A Loss Carryforward Amount will exclude the Class A Total Return related to any Class A Operating Partnership units repurchased during such year, which units will be subject to the Class A Performance Allocation upon repurchase as described below. The effect of the Class A Loss Carryforward Amount is that the recoupment of past annual Class A Total Return losses will offset the positive annual Class A Total Return for purposes of the calculation of the Class A Performance Allocation. This is referred to as a “Class A High-Water Mark.”

The Special Limited Partner will also be allocated a Performance Allocation and Class A Performance Allocation, as applicable, with respect to all Operating Partnership units that are repurchased at the end of any month (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such Performance Allocation or Class A Performance Allocation.

Distributions on the Performance Allocation or Class A Performance Allocation may be distributable in cash or Class I units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Operating Partnership units, the Special Limited Partner may request the Operating Partnership to repurchase such Operating Partnership units from the Special Limited Partner at a later date. Any such repurchase requests will not be subject to the Early Repurchase Deduction but will be subject to similar repurchase limits that exist under our share repurchase plan.

Expense Reimbursement. Subject to the limitations described below under “Reimbursement by our Advisor,” we will reimburse the Advisor and its affiliates for all expenses attributable to us paid or incurred by the Advisor or its affiliates in providing serves to us, including all expenses and costs of salaries and benefits of persons employed by the Advisor and its affiliates and performing services for us, except for the salaries and benefits of persons who also serve as one of our executive officers or an executive officer of the Advisor or its affiliates. Without limiting the generality of the foregoing, costs eligible for reimbursement include out-of-pocket costs and expenses our Advisor incurs in connection with the services it provides to us related to (1) legal, accounting, printing, mailing and subscription processing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by our Advisor (as described further below), (2) the actual cost of goods and services used by us and obtained from third parties, including fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related investments, whether or not such investments are acquired. We may change our expense reimbursement arrangements with our Advisor in the future.

Our Advisor may require us to reimburse it for any organization and offering expenses associated with the Offering that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, expense reimbursements for wholesaler compensation expenses and actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities and expense reimbursements for retail expenses, but excluding upfront selling commissions, dealer manager fees and distribution fees) as and when incurred. After the termination of the primary offering and again after termination of the offering under our distribution reinvestment plan, our Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable offering.

Reimbursement by our Advisor. Our Advisor will reimburse us for any expenses that cause our Total Operating Expenses (as defined below) in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets (as defined below) or (2) 25% of our Net Income (as defined below).

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, our Advisor would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees, performance allocations and expense reimbursements for operating expenses paid to our Advisor and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors. For the year ended December 31, 2023, the Company had Total Operating Expenses of approximately $3.2 million, Average Invested Assets of approximately $408.8 million, and Net Income of approximately $9.1 million. Total Operating Expenses represented 0.8% of Average Invested Assets and 34.7% of Net Income.

As used herein, “Total Operating Expenses” are all costs and expenses paid or incurred by us, as determined under generally accepted accounting principles, including the management fee and the performance participation, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing, and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves, (v) incentive fees paid in compliance with our charter, (vi) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (vii) real estate commissions on the sale of property and (viii) other fees and expenses connected with the acquisition, disposition and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

As used herein, “Average Invested Assets” means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, mortgages and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period.

As used herein, “Net Income” means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.

Independent Directors’ Review of Compensation. Our independent directors will evaluate at least annually whether the compensation that we contract to pay to our Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of our Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•
the amount of fees paid to our Advisor in relation to the size, composition and performance of our investments;
•
the success of our Advisor in generating investments that meet our investment objectives;
•
rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•
additional revenues realized by our Advisor and its affiliates through their advisory relationship with us (including the performance participation allocations paid to the Special Limited Partner);
•
the quality and extent of the services and advice furnished by our Advisor;
•
the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•
the quality of our portfolio in relationship to the investments generated by our Advisor for its own account.

In addition to the management fee, performance participation and expense reimbursements, we have agreed to indemnify and hold harmless our Advisor and its affiliates performing services for us from specific claims and liabilities arising out of the performance of their obligations under the Advisory Agreement, subject to certain limitations.

The Dealer Manager Agreement

We have entered into a Dealer Manager Agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as “participating broker-dealers,” and financial advisors. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the Offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The Dealer Manager is a registered broker-dealer affiliated with the Advisor.

Upfront Selling Commissions and Dealer Manager Fees

Subject to any discounts, the Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. Subject to any discounts, the Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. Subject to any discounts, the Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

Distribution Fees

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we will pay the Dealer Manager selling commissions over time as distribution fees (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares; (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. We will not pay a distribution fee with respect to our outstanding Class I shares.

The distribution fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will waive distribution fees to us to the extent a broker-dealer is not eligible to receive them.

The ongoing distribution fees listed above are allocated on a class-specific basis and borne by all holders of the applicable class. These class-specific fees may differ for each class, even when the NAV per share of each class is the same. We normally expect that the allocation of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to each class of shares. In other words, the per share amount of distributions on Class T, Class S, Class D and Class I shares generally differs because of different class-specific distribution fees that are deducted from the gross distributions for each share class. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the allocation of class-specific fees with respect to such period, then pursuant to our valuation procedures, the class-specific fee allocations may lower the NAV per share of a share class. Therefore, as a result of the different ongoing distribution fees allocable to each share class, each share class could have a different NAV per share. If the NAV per share of our classes are different, then changes to our assets and liabilities that are allocable based on NAV may also be different for each class.

We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, the Fee Limit. At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. Although we cannot predict the length of time over which the distribution fee will be paid due to potential changes in the NAV of our shares, in the case of a limit of 8.75% of gross proceeds, this fee would be paid with respect to a Class T share or Class S share over approximately 7 years from the date of purchase and with respect to a Class D share over approximately 30 years from the date of purchase, assuming payment of the full upfront selling commissions and dealer manager fees, opting out of the distribution reinvestment plan and a constant NAV per share. Under these assumptions and assuming a constant NAV per share of $25.00, if a stockholder holds his or her shares for these time periods, this fee with respect to a Class T share or Class S share would total approximately $1.34 and with respect to a Class D share would total approximately $1.82.

In addition, after termination of a primary offering registered under the Securities Act, we will cease paying the distribution fees with respect to each Class T, Class S or Class D share sold in that primary offering, each Class T, Class S or Class D share sold under a distribution reinvestment plan pursuant to the same registration statement that was used for that primary offering, and each Class T, Class S or Class D share received as a stock dividend with respect to such shares sold in such primary offering or distribution reinvestment plan, on the date when, we, with the assistance of the Dealer Manager, determine that all underwriting compensation paid or incurred with respect to the offerings covered by that registration statement from all sources, determined pursuant to the rules and guidance of FINRA, would equal or exceed 10% of the aggregate purchase price of all shares sold for our account through that primary offering.

During the year ended December 31, 2023, the total equity capital raised was approximately $2.5 million and the total costs of raising capital, which include all upfront selling commissions, dealer manager fees, and distribution fees and other offering expenses, were approximately $3.8 million, which represented approximately 153% of the total capital raised.

The Property Management Agreements

We also may rely on the Inland Commercial Real Estate Services LLC (the “Property Manager”), an affiliate of our Advisor, to perform property management, construction management and leasing services for certain of the properties we acquire. Any fees paid to our Advisor’s affiliates for any such services will not reduce the management fee payable to our Advisor or the performance participation allocations. Any such arrangements will be at or below market rates.

The Property Manager manages our Operating Partnership’s current portfolio of properties, with the exception of our Operating Partnership’s student housing property, which is managed by a third-party manager. The terms of the property management agreements with our Property Manager for the Operating Partnership’s portfolio, referred to as “Property Management Agreements,” are summarized below.

Services

Pursuant to each Property Management Agreement, the Property Manager is responsible for managing, operating and maintaining the property, which includes, among other things: collecting all rents and assessments from the property; paying all expenses of the property from a custodial account established for the property; preparing an annual budget; hiring and supervising employees, including, but not limited to managers, assistant managers, leasing consultants, engineers, janitors and maintenance supervisors; rendering reports for the property; making or causing to be made all ordinary or emergency repairs and replacements necessary to preserve the property; leasing the property; creating a marketing program for the property, upon request; exploring strategic alternatives for the property; and overseeing construction management, upon request.

Term and Termination

Each Property Management Agreement has an initial term of one year, and will automatically renew for successive one-year periods thereafter. A Property Management Agreement may be terminated: (1) at any time upon the mutual consent of both parties; (2) by either party upon 60 days’ notice prior to the expiration of the then-current term; (3) in the event the property is sold to a third party; (4) by the applicable owner if the Property Manager violates the Property Management Agreement and fails to cure after notice, as set forth in the Property Management Agreement, or the Property Manager experiences a bankruptcy event, as described in the Property Management Agreement; or (5) by the Property Manager in the event that the owner experiences a “change of control,” as defined in the Property Management Agreement.

Compensation

For the portfolio managed by our Property Manager, we pay the Property Manager a monthly management fee of up to 5.0% of the gross income from any property managed directly by the Property Manager or its affiliates. The Property Manager may reduce, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. For certain properties, we may also pay monthly administrative fee, in an amount equal to 15% of the common area maintenance costs (if any) for the month in which the administrative fee is paid to the Property Manager.

We may also pay, if applicable, a leasing services fee for any leasing services performed by the Property Manager, which fee will be based upon the prevailing market rates applicable to the geographic market of the Property, as mutually agreed upon by us and the Property Manager. Additionally, we may pay, if applicable, a construction management fee for any construction management oversight performed by the Property Manager pursuant to the Property Management Agreement, which will be based upon the prevailing market rates applicable to the Property’s geographic market, as mutually agreed upon by us and the Property Manager. The construction management fee will be calculated on the total project cost as budgeted at the start of the construction project.

We also reimburse the Property Manager and its affiliates for property-level expenses that they pay or incur on our behalf in connection with the portfolio of properties, including the salaries and performing services for the Property Manager and its affiliates (excluding the executive officers of the Property Manager, the Operating Partnership or the Company). Further, in the case of personnel who also provide services for other entities sponsored by, or affiliated with, our sponsor, we reimburse only a pro rata portion of the salary and benefits of these persons based on the amount of time spent by such persons on our matters compared to the time spent by such persons on all other matters. Additionally, with respect to any lease in the current portfolio that is structured as a single-tenant “net lease,” we have no obligation to reimburse the Property Manager for the costs of salaries and benefits of persons employed by the Property Manager or its affiliates and performing services for us.

Limited Liability and Indemnification of Directors, Officers, our Advisor and Other Agents

Our organizational documents generally limit the personal liability of our stockholders, directors and officers for monetary damages and require us to indemnify and advance expenses to our directors, officers and our Advisor and any of its affiliates acting as our agents subject to the limitations of the NASAA REIT Guidelines and Maryland law. Maryland law permits a corporation to include in its charter a provision limiting the liability of directors and officers to the corporation and its stockholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. The MGCL requires a corporation (unless its charter provides otherwise, which our charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he or she is made or threatened to be made a party by reason of his or her service in that capacity. The MGCL allows directors and officers to be indemnified against judgments, penalties, fines, settlements and reasonable expenses actually incurred in connection with a proceeding unless the following can be established:

•
an act or omission of the director or officer was material to the cause of action adjudicated in the proceeding, and was committed in bad faith or was the result of active and deliberate dishonesty;
•
the director or officer actually received an improper personal benefit in money, property or services; or
•
with respect to any criminal proceeding, the director or officer had reasonable cause to believe his or her act or omission was unlawful.

A court may order indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, even though the director or officer did not meet the prescribed standard of conduct or was adjudged liable on the basis that personal benefit was improperly received. However, indemnification for an adverse judgment in a suit by the corporation or in its right, or for a judgment of liability on the basis that personal benefit was improperly received, is limited to expenses. The MGCL permits a corporation to advance reasonable expenses to a director or officer upon receipt of a written affirmation by the director or officer of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification and a written undertaking by him or her or on his or her behalf to repay the amount paid or reimbursed if it is ultimately determined that the standard of conduct was not met.

In addition to the above limitations of the MGCL, our charter provides that our directors, our Advisor and its affiliates may be indemnified for losses or liability suffered by them or held harmless for losses or liability suffered by us only if all of the following conditions are met:

•
the indemnitee determined, in good faith, that the course of conduct which caused the loss or liability was in our best interest;
•
the indemnitee was acting on our behalf or performing services for us;
•
in the case of affiliated directors, our Advisor or its affiliates, the liability or loss was not the result of negligence or misconduct by the party seeking indemnification; and
•
in the case of our independent directors, the liability or loss was not the result of gross negligence or willful misconduct by the party seeking indemnification.

In addition, any indemnification or any agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.

Our charter also provides that we may not provide indemnification to a director, our Advisor or any affiliate or any person acting as a broker-dealer for any loss, liability or expense arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met:

•
there has been a successful adjudication on the merits of each count involving alleged securities law violations as to the party seeking indemnification;
•
such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to such party; or
•
a court of competent jurisdiction approves a settlement of the claims against such party and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the SEC and of the published position of any state securities regulatory authority in which our securities were offered or sold as to indemnification for violations of securities laws.

Finally, our charter provides that we may pay or reimburse reasonable legal expenses and other costs incurred by our directors, our Advisor and its affiliates in advance of final disposition of a proceeding only if all of the following are satisfied:

•
the proceeding relates to acts or omissions with respect to the performance of duties or services on our behalf;
•
the indemnitee provides us with written affirmation of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification;
•
the legal proceeding was initiated by a third party who is not a stockholder or, if by a stockholder acting in his or her capacity as such, a court of competent jurisdiction approves such advancement; and

•
the indemnitee provides us with a written agreement to repay the amount paid or reimbursed, together with the applicable legal rate of interest thereon, if it is ultimately determined that he or she did not comply with the requisite standard of conduct and is not entitled to indemnification.

We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of his or her service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our charter. We also maintain a directors and officers insurance policy.

The general effect to investors of any arrangement under which any of our controlling persons, directors or officers are insured or indemnified against liability is a potential reduction in distributions resulting from our payment of premiums, deductibles and other costs associated with such insurance or, to the extent any such loss is not covered by insurance, our payment of indemnified losses. In addition, indemnification could reduce the legal remedies available to us and our stockholders against the indemnified individuals; however, this provision does not reduce the exposure of our directors and officers to liability under federal or state securities laws, nor does it limit our stockholder’s ability to obtain injunctive relief or other equitable remedies for a violation of a director’s or an officer’s duties to us or our stockholders, although the equitable remedies may not be an effective remedy in some circumstances.

The SEC and certain state securities regulators take the position that indemnification against liabilities arising under the Securities Act and state securities laws is against public policy and unenforceable.

To the extent consistent with the limitations in our charter, our Operating Partnership must also indemnify us, our directors, our officers, the Advisor and other persons we may designate against losses of any nature that relate to the operations of the Partnership and must also advance expenses relating to the foregoing.

Other Related Party Transactions

Credit Facility

On October 27, 2023, the Operating Partnership, as borrower, entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (the “Promissory Note, and together with the Credit Agreement, the “Credit Facility”) with IPC, an affiliate of our sponsor, as lender. The Credit Facility provides for loan advances in an aggregate amount not to exceed $22.5 million, with a maturity date of November 30, 2024 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default (the “Loan”). The daily balance of the Loan under the Credit Facility bears interest at rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership will begin making monthly payments of all accrued and unpaid interest on the Loan in the month subsequent to the first borrowing made by the Operating Partnership on the Loan. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

The Credit Facility contains representations and warranties, covenants, conditions precedent, events of default and acceleration and indemnities that are customary for agreements of this type, including that in connection with certain events of default (and at IPC’s option for all other events of default) all obligations of the Operating Partnership under the Credit Facility become immediately due and payable to IPC.

During the fiscal year ended December 31, 2023, and as of the date of the filing of this Annual Report on Form 10-K, the Operating Partnership had not borrowed under the Credit Facility and had $0 in principal outstanding. Because the Operating Partnership did not borrow under the Credit Facility, there was no principal or interest paid during the fiscal year ended December 31, 2023.

Affiliate Investment

On December 1, 2023, IPC, an affiliate of the Advisor, purchased 99,634 Class I shares for a purchase price of $2.5 million in the Company’s Offering.

Self-Storage Portfolio Tender Offer

On February 13, 2024, the Operating Partnership initiated a tender offer pursuant to which it will seek to acquire all of the beneficial interests (“Storage Interests”) in Self-Storage Portfolio V DST (the “Storage Trust”), a DST whose trustee is Self-Storage Portfolio V Exchange, L.L.C. (the “Storage Trustee”), an affiliate of the Advisor, from investors in such Storage Trust (the “Storage Investors”) in exchange for cash, Class T units, Class S units, Class D units, or Class I units (the “Storage Transaction”). The Storage Trust owns

100% of the beneficial interests in AL Self-Storage DST, a Delaware statutory trust (the “AL DST”), and GA Self-Storage DST, a Delaware statutory trust (the “GA DST”, and together with the AL DST, “Sub-DSTs”), which in turn own four self-storage properties (the “Storage Properties”) with a total appraised value from an independent appraiser of $43.8 million. Two of the Storage Properties are located in Montgomery, Alabama and two of the Storage Properties are located in the Atlanta, Georgia metropolitan area. In total, the Storage Properties are comprised of 2,275 storage units, including 1,810 climate-controlled units, that encompass 250,610 square feet. The Operating Partnership is offering to buy the Storage Interests at an aggregate purchase price of approximately $25.5 million, which is equal to the independently appraised value of the Storage Properties less the indebtedness secured by the Storage Properties and the anticipated expenses arising in the Storage Transaction. The number of OP Units offered to each Storage Investor will be based on the amount of Storage Interests each such Storage Investor owns and the then-current NAV per OP Unit (as determined in accordance with our valuation guidelines). Following the completion of the Storage Transaction, which is anticipated to occur on or about April 1, 2024, the Operating Partnership will own all Storage Interests in the Storage Trust. The OP Units offered in connection with the Storage Transaction will be offered by the Operating Partnership pursuant to a private offering exempt from registration under the Securities Act.

In connection with the Storage Transaction, on February 13, 2024, the Operating Partnership, we, and the Dealer Manager, entered into a dealer manager agreement (the “DST Dealer Manager Agreement”) under which the OP Units will be sold through the Dealer Manager to the Storage Investors electing to receive OP Units. Under the DST Dealer Manager Agreement, the Operating Partnership will pay the Dealer Manager (a) a distribution fee with respect to outstanding Class T units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV (as determined in accordance with our valuation guidelines) of such outstanding Class T units, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of the outstanding Class T units; provided, however, with respect to Class T units sold through certain selected broker-dealers and registered investment advisors engaged by the Dealer Manager (collectively, “Transaction Offering Participants”), the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees may not exceed 0.85% per annum of the aggregate NAV of such Class T units; (b) a distribution fee with respect to outstanding Class S Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Class S units; and (c) a distribution fee with respect to outstanding Class D units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Class D units. The Operating Partnership will not pay a distribution fee with respect to Class I units sold pursuant to the DST Dealer Manager Agreement.

If, subsequently, the Operating Partnership delivers Class T shares pursuant to the terms of the limited partnership agreement of the Operating Partnership in exchange for Class T units sold pursuant to the DST Dealer Manager Agreement (“Resulting Class T Shares”), Class S shares in exchange for Class S units sold pursuant to the DST Dealer Manager Agreement (“Resulting Class S Shares”), or Class D shares in exchange for Class D units sold pursuant to the DST Dealer Manager Agreement (“Resulting Class D Shares”), in each case pursuant to the terms of the limited partnership agreement of the Operating Partnership, we will pay to the Dealer Manager (a) a distribution fee with respect to outstanding Resulting Class T Shares that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV (as determined in accordance with our valuation guidelines) of such outstanding Resulting Class T Shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of the outstanding Resulting Class T Shares; provided, however, with respect to Resulting Class T Shares for which the prior OP Units were sold through certain Transaction Offering Participants, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees may not exceed 0.85% per annum of the aggregate NAV of such shares; (b) a distribution fee with respect to outstanding Resulting Class S Shares that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Resulting Class S Shares; and (c) a distribution fee with respect to outstanding Resulting Class D Shares that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Resulting Class D Shares. We will not pay a distribution fee with respect to Class I shares.

The Operating Partnership will cease paying the distribution fees with respect to any Class T unit, Class S unit or Class D unit held in a limited partner’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total distribution fees paid with respect to the OP Units held by such limited partner within such account would exceed, in the aggregate, 8.75% (or a lower limit as set forth in any applicable agreement between the Dealer Manager and the Transaction Offering Participant who sold such OP Units at the time such OP Units were issued) of the value of the limited partner’s OP Units received by the limited partner at the closing of the Storage Transaction, as recorded on the Operating Partnership’s books and records. At the end of such month, pursuant to the terms of the limited partnership agreement of the Operating Partnership, each such Class T unit, Class S unit and Class D unit shall automatically and without any action on the part of the holder thereof convert into a number of Class I units (including any fractional OP Units), each with an equivalent aggregate NAV as such Class T unit, Class S unit or Class D unit. The foregoing limitations on distribution fees shall continue to apply if any OP Units are exchanged for shares pursuant to the limited partnership agreement of the Operating Partnership. The Dealer Manager and the Operating Partnership have also agreed to provide indemnification as set forth in the Dealer Manager Agreement. Any party may terminate the Dealer Manager Agreement upon 30 days’ written notice.

In connection with the Storage Transaction, on February 13, 2024, the Operating Partnership entered into a purchase obligation agreement (the “Storage Purchase Obligation Agreement”) with the Storage Trust, the Storage Trustee, the AL DST and the GA DST, and IPC, as a joinder party. Pursuant to the terms of the Storage Purchase Obligation Agreement, in the event an Storage Investor does not elect to receive cash or OP Units in exchange for its Storage Interests as described above, the Operating Partnership will pay the Storage Trust the amount needed to purchase all Storage Interests held by such Storage Investor and the Storage Trustee will cause the Storage Trust to use such funds to redeem all Storage Interests held by such Storage Investor. The Storage Trustee has agreed to support the transactions contemplated by the Storage Purchase Obligation and to cooperate with the Operating Partnership in connection therewith. The Storage Trustee has agreed to not solicit any competing offers for the Storage Interests, but in the event the Storage Trust receives a superior offer to purchase the Storage Interests which the Storage Trustee accepts, the Storage Trustee has agreed to pay the Operating Partnership a break-up fee in the amount of $0.5 million.

The Storage Purchase Obligation Agreement contains standard indemnification terms for real estate transactions and standard representations, warranties and covenants regarding the Storage Properties and the Sub-DSTs. The representations and warranties within the Storage Purchase Obligation Agreement survive the Closing Date (as defined below) for a period of 180 days. The Storage Purchase Obligation Agreement also contains standard conditions to closing for real estate transactions, including that the lender of the loans encumbering the Storage Properties consents to the Operating Partnership’s assumption of such loans and that the master leases for the Storage Properties between the AL DST and the GA DST, respectively, and affiliates of IPC be terminated effective as of the Closing Date. The Operating Partnership has the right to terminate the Storage Purchase Obligation Agreement by written notice at any time prior to the Closing Date.

In connection with the Storage Closing (as defined below), (1) the Operating Partnership will assume the two loans encumbering the Storage Properties with an aggregate balance of approximately $17.7 million and (2) the Storage Trust will terminate its current property management agreements with respect to the Storage Properties and pay the requisite disposition fees to the existing property manager.

The date on which the transactions contemplated in this section shall be consummated is herein referred to as the “Storage Closing Date” and the transactions occurring at that time are herein referred to as “Storage Closing.”

As mentioned above, the Operating Partnership will offer OP Units to the Storage Investors in exchange for their Storage Interests. On February 13, 2024, we, the Special Limited Partner, and the limited partners of the Operating Partnership amended the agreement of limited partnership of the Operating Partnership to provide that OP Units received by investors in connection with an acquisition of beneficial interests of a DST sponsored by IPC will automatically convert into a number of Class I units equal to the Class T Conversion Rate, Class S Conversion Rate or Class D Conversion rate (as applicable) (as each such term is defined in the limited partnership of the Operating Partnership) at the end of the month in which the Dealer Manager and/or we, in conjunction with the Operating Partnership’s transfer agent, determines that the distribution fees paid with respect to such OP Units would equal or exceed, in the aggregate, 8.75% (or a lower a limit agreed upon in the applicable selling agreement between the Dealer Manager and the participating broker-dealer that sold such OP Units) of the value of the limited partner’s OP Units received by the limited partner at the closing of the transaction, as recorded on the Operating Partnership’s books and records. The limited partnership of the Operating Partnership also provides that if such OP Units have not converted into Class I units, such OP Units will automatically and without any action on the part of the holder thereof convert into a number of Class I units with an equivalent NAV as such Operating Partnership on the earliest of (i) a listing of Class I shares , (ii) our merger or consolidation with or into another entity in which we are not the surviving entity or (iii) the sale or other disposition of all or substantially all of our assets.

We and the Operating Partnership have offered to those Storage Investors that elect to receive OP Units the opportunity to enter into a tax protection agreement (a “Storage Tax Protection Agreement”). The Storage Tax Protection Agreement will provide that: (a) during the five-year period starting on the closing of the Storage Transaction, the Operating Partnership will not dispose of the Storage Properties in a taxable transaction, other than in certain enumerated situations and will indemnify the Storage Investors that receive OP Units for taxes arising to them in the event of a breach of such agreement by the Operating Partnership; and (b) during the 10-year period starting on the closing of the Storage Transaction, the Operating Partnership will provide OP Unit holders with opportunities to ensure that they are allocated sufficient liabilities (including, as applicable, through a guarantee by such holders of indebtedness of the Operating Partnership) to prevent gain from being recognized to them as a result of any deemed distributions that would otherwise arise from a decrease in such OP Unit holder’s share of liabilities of the Operating Partnership.

Certain Conflict Resolution Policies

Our board of directors has established an affiliate transaction committee comprised of our independent directors. The primary purpose of the affiliate transaction committee is to review transactions between us and Inland or its affiliates (including the Advisor) or with related persons and to determine if the resolution of the conflict of interest is fair and reasonable to us and our stockholders. However, we cannot assure you that this committee will successfully mitigate the risks related to conflicts of interest between us and Inland.

The affiliate transaction committee is responsible for ensuring the fair application of any reasonable method for the allocation of the acquisition of properties by two or more programs of Inland seeking to acquire similar types of assets. The affiliate transaction committee is also responsible for reviewing and approving the terms of all transactions between us and Inland or its affiliates (including the Advisor) or any member of our board of directors, including (when applicable) the economic, structural and other terms of all acquisitions and dispositions. In addition, the affiliate transaction committee is responsible for reviewing the Advisor’s performance and the fees and expenses paid by us to the Advisor and any of its affiliates.

Director Independence

Our charter provides that a majority of our directors must be independent directors. Further, each of the charters for the audit committee, nominating and corporate governance committee and affiliate transaction committee requires that all members of each such committee are independent. Our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Inland or our Advisor. Pursuant to our charter, a director is deemed to be associated with Inland or our Advisor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with Inland, our Advisor or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Inland or advised by our Advisor. A business or professional relationship will be deemed material per se if the gross income derived by the director from Inland, our Advisor or any of their affiliates during either of the last two years exceeds 5% of (1) the director’s annual gross income derived from all sources or (2) the director’s net worth on a fair market value basis. An indirect association is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, Inland, our Advisor or any of their affiliates. Our charter requires that a director have at least three years of relevant experience demonstrating the knowledge required to successfully acquire and manage the type of assets that we intend to acquire. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

Based upon its review, our board of directors and the nominating and corporate governance committee have affirmatively determined that each of Messrs. Reid and Rigby and Ms. Neyland has no direct or indirect material relationship with the Company, meets all of the bright-line independence tests set forth under Section 303A.02 of the New York Stock Exchange Listed Company Manual, meets the independence criteria set forth in Rule 10A-3 under the Exchange Act, and meets the definition of an independent director within the Company’s Articles of Amendment and Restatement, as amended.

For more information relating to our independent directors, see Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Report of the Affiliate Transaction Committee

The affiliate transaction committee has examined the fairness of the transactions described above, and has determined that all such transactions are fair and reasonable to us. The affiliate transaction committee has reviewed our policies described above and in our registration statement related to our ongoing public offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because it believes such policies are consistent with achieving our investment objectives while appropriately addressing conflicts of interest that may arise.

The Affiliate Transaction Committee of the Board of Directors:
Ella S. Neyland
Michael W. Reid
Daniel Rigby

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services and audit-related services rendered by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2023 and 2022, together with fees for audit-related services and tax services rendered by PwC ($ in thousands).

	2023	2022
Audit fees(1)	$553	$260
Audit-related fees	—	—
Tax fees(2)	168	—
All other fees	—	—
Total	$721	$260
____________
(1)
Audit fees consist of fees incurred for the audit of our financial statements for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, for the audit of our balance sheet as of June 12, 2023 and the review of our financial statements included in our quarterly reports on Form 10-Q, fees relating to the audits of the financial statements of the Operating Partnership for the years ending December 31, 2023 and 2022, as well as fees relating to registration statements.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by PwC and actively monitors the relationship between audit and non-audit services provided by PwC. The audit committee concluded that all services rendered by PwC were consistent with maintaining PwC’s independence. Accordingly, the audit committee has approved all of the services provided by PwC. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. We also follow limits on hiring partners of, and other professionals employed by, PwC to ensure that the SEC’s auditor independence rules are satisfied.

The audit committee must pre-approve any engagements to render services provided by our independent registered public accounting firm and the fees charges for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the chairperson of the audit committee will monitor the levels of fees charged by PwC and compare these fees to the amounts previously approved. The chairperson periodically will report the results of such monitoring to the audit committee. The audit committee also will consider on a case-by-case basis, and if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:
(1)
Financial Statements:

The financial statements of the Company are contained herein on pages 105 - 116 of this Annual Report on Form 10-K.

The consolidated and combined financial statements of the Operating Partnership are contained herein on pages 120 - 151 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

(3)
Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

1.1

Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the Securities and Exchange Commission on November 14, 2023)

1.2	Form of Participating Broker-Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed June 16, 2023)

1.3	Form of Selected RIA Agreement (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed June 16, 2023)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File. No. 333-272750) filed September 22, 2023)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.1	Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.2	Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.3*	Net Asset Value Calculation and Valuation Guidelines

10.1

Advisory Agreement dated August 24, 2023, by and among IPC Alternative Real Estate Income Trust, Inc., IPC Alternative Real Estate Operating Partnership, LP and IPC Alternative Real Estate Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

10.2

Second Amended and Restated IPC Alternative Real Estate Operating Partnership, LP Partnership Agreement dated February 13, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed June 16, 2023)

10.4

Trademark License Agreement, dated June 12, 2023, by and between IPC Alternative Real Estate Income Trust, Inc. and The Inland Real Estate Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement of Form S-11 (File No. 333-272750) filed June 16, 2023)

10.5	Independent Director Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

10.7

Revolving Credit Facility Loan Agreement, dated October 27, 2023, by and between IPC Alternative Real Estate Operating Partnership, LP and Inland Private Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 30, 2023)

10.8

Revolving Promissory Note, dated October 27, 2023, by IPC Alternative Real Estate Operating Partnership, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 30, 2023)

10.9

Dealer Manager Agreement, dated February 13, 2024, by and among IPC Alternative Real Estate Operating Partnership, LP, IPC Alternative Real Estate Income Trust, Inc. (for purposes of Section 4(a)) and Inland Securities Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.10	Form of Selected Dealer Agreement to be entered into by Inland Securities Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.11	Form of Selected RIA Agreement to be entered into by Inland Securities Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.12

Purchase Obligation Agreement, dated February 13, 2024, by and among IPC Alternative Real Estate Operating Partnership, LP and Self-Storage Portfolio V Exchange, L.L.C., in its capacity as signatory trustee of Self-Storage Portfolio V DST, Self-Storage Portfolio V DST, AL Self-Storage DST, and GA Self-Storage DST, and Inland Private

Capital Corporation as a joinder party (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.13	Form of Property Management Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

21.1*	Subsidiaries of the Registrant

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Inline XBRL Taxonomy Extension Schema Document

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Alternative Real Estate Income Trust, Inc.

By:	/s/ Keith D. Lampi
Name:	Keith D. Lampi
Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	March 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jerry Kyriazis	Chief Financial Officer	March 20, 2024
Name:	Jerry Kyriazis	(principal financial officer)

By:	/s/ Ella S. Neyland	Independent Director	March 20, 2024
Name:	Ella S. Neyland

By:	/s/ Michael W. Reid	Independent Director	March 20, 2024
Name:	Michael W. Reid

By:	/s/ Daniel Rigby	Independent Director	March 20, 2024
Name:	Daniel Rigby

By:	/s/ Anthony Chereso	Director	March 20, 2024
Name:	Anthony Chereso

INDEX TO FINANCIAL STATEMENTS

Page

IPC Alternative Real Estate Income Trust, Inc.

Report of Independent Registered Public Accounting Firm	104

Financial Statements:

Balance Sheets as of December 31, 2023 and June 12, 2023 (date of initial capitalization)	105

Statement of Operations and Comprehensive Loss for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	106

Statement of Equity for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	107

Statement of Cash Flows for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	108

Notes to Financial Statements	109

IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP)

Reports of Independent Registered Public Accounting Firm	118

Financial Statements:

Consolidated Balance Sheets as of December 31, 2023 (Successor) and 2022 (Successor)	120

Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor)	121

Consolidated Statements of Partners’ Capital for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and Combined Statement of Equity for the period from January 1, 2021 to September 1, 2021 (Predecessor)	122

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor)	123

Notes to Financial Statements	125

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of IPC Alternative Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IPC Alternative Real Estate Income Trust, Inc. (the “Company”) as of December 31, 2023 and June 12, 2023 (date of initial capitalization), and the related statements of operations and comprehensive loss, of equity, and of cash flows for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and June 12, 2023 (date of initial capitalization), and the results of its operations and its cash flows for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 20, 2024

We have served as the Company’s auditor since 2023.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	As of December 31, 2023	As of June 12, 2023 (date of initial capitalization)
ASSETS
Assets:
Cash and cash equivalents	$—	$200
Investment in Operating Partnership	2,651	—
Distributions receivable from Operating Partnership	10	—
Total assets	$2,661	$200

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$10	$—
Total liabilities	10	—

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized as of December 31, 2023 and 10,000,000 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of December 31, 2023 and June 12, 2023	—	—
Common stock, $0.01 par value per share, no shares authorized and issued as of December 31, 2023 and 1,000,000,000 shares authorized, 200 shares issued and outstanding as of June 12, 2023	—	—
Common stock, Class T shares, $0.01 par value per share, 500,000,000 shares authorized as of December 31, 2023 and 0 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of December 31, 2023 and June 12, 2023	—	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized as of December 31, 2023 and 0 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of December 31, 2023 and June 12, 2023	—	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized as of December 31, 2023 and 0 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of December 31, 2023 and June 12, 2023	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized as of December 31, 2023 and 0 shares authorized as of June 12, 2023, 108,569 and 0 shares issued and outstanding as of December 31, 2023 and June 12, 2023, respectively	1	—
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized as of December 31, 2023 and 0 shares authorized as of June 12, 2023, 0 shares issued and outstanding as of December 31, 2023 and June 12, 2023	—	—
Additional paid-in capital	2,722	200
Accumulated deficit	(29)	—
Accumulated other comprehensive loss	(43)	—
Total equity	2,651	200
Total liabilities and equity	$2,661	$200

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(16)
Net loss	$(16)

Net loss per common share, basic and diluted (1)	$(0.70)

Weighted average number of common shares outstanding, basic and diluted (1)	23,215

Comprehensive income (loss):
Net loss	$(16)
Comprehensive loss from Operating Partnership	(43)
Comprehensive loss	$(59)

(1) The information for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023 has been updated to reflect the stock split effected in the form of a stock dividend. See Note 4 for further information.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENT OF EQUITY

(Dollar amounts in thousands)

	Par value
For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	Preferred Stock	Common Stock(1)	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I(1)	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 12, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	1	—	2,699	—	—	2,700
Common stock distributions declared	—	—	—	—	—	—	—	—	(13)	—	(13)
Equity-based compensation	—	—	—	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	—	—	(16)	—	(16)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	—	(43)	(43)
Balance at December 31, 2023	$—	$—	$—	$—	$—	$1	$—	$2,722	$(29)	$(43)	$2,651

(1) Refer to Note 4 regarding the conversion of common stock and stock split effected in the form of a stock dividend for Class I shares.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENT OF CASH FLOWS

(Dollar amounts in thousands)

For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023
Cash flows from operating activities:
Net loss	$(16)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	16
Net cash flows provided by operating activities	—

Cash flows from investing activities:
Investment in Operating Partnership	(2,700)
Distributions from investment in Operating Partnership	3
Net cash flows used in investing activities	(2,697)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,700
Distributions paid to common stockholders	(3)
Net cash flows provided by financing activities	2,697

Net change in cash and cash equivalents	—
Cash and cash equivalents, at beginning of the period	—
Cash and cash equivalents, at end of the period	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$10

Equity-based compensation - Restricted stock issued and investment in Operating Partnership	$23

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

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

The Company conducts substantially all of its business and owns, indirectly, substantially all of its assets through the Operating Partnership. The Company, through the Operating Partnership, will invest in stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical office buildings, ambulatory surgery centers, senior living facilities and life science and laboratory facilities. The Company, through the Operating Partnership, may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

On September 28, 2023, the Company’s Registration Statement on Form S-11 (File No. 333-272750) with respect to the Company’s public offering was declared effective by the Securities and Exchange Commission (“SEC”). The Company has registered with the SEC an offering up to $1,250,000 in shares of common stock, consisting of up to $1,000,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is offering to sell any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

When the Company receives proceeds from the Offering, the Company contributes such proceeds to the Operating Partnership and receives Operating Partnership units (“OP Units”) that correspond to the classes of the shares sold. The Company accounts for the units acquired in the Operating Partnership as an equity method investment during any period that the Company’s investment in the Operating Partnership is not considered significant to the Operating Partnership and expects to consolidate the Operating Partnership at such time that the Company’s investment in the Operating Partnership is considered significant to the Operating Partnership, and thereafter present the results of operations on a consolidated basis.

On December 1, 2023, the Company issued and sold 99,634 shares of its Class I common stock (no Class T, Class S or Class D shares were issued or sold as of such date) in the Offering and the escrow agent released net proceeds of approximately $2,500 to the Company as payment for such shares.

As of December 31, 2023, the Company holds 108,569 Class I units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Distributions received from equity method investments are classified in the statement of cash flows as either operating or investing activities based on the cumulative earnings approach. Under the cumulative earnings approach, the Company compares distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. The account balance may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk will not be significant, as the Company seeks to mitigate this risk by depositing funds only with major financial institutions.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain statutory relief provisions, the Company will be subject to tax as a “C corporation.” Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes. Any taxable REIT subsidiaries generally will be subject to federal income tax applicable to “C corporations.”

Organization and Offering Expenses

The Operating Partnership is responsible for all the organization and offering expenses, other than upfront selling commissions, dealer manager fees and distribution fees, for the Operating Partnership as well as the Company. Upfront selling commissions, dealer manager fees and distribution fees will begin to be paid once the Company receives purchase orders for the minimum offering amount. When recorded by the Operating Partnership, organization expenses will be expensed as incurred, and offering expenses will be charged to equity as incurred.

Equity-Based Compensation

In accordance with the Company’s Independent Director Compensation Plan (the “DCP”), restricted shares are issued to independent directors as compensation. Because the compensation expense for the restricted shares is recognized at the Operating Partnership, the Operating Partnership issues an equivalent number of units to the Company. The Company recognizes the issuance of such units as an investment in Operating Partnership. The Operating Partnership recognizes expense related to the fair value of equity-based compensation awards as an operating expense in its statement of operations and comprehensive loss. The Operating Partnership

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 7 – “Equity-Based Compensation” for further information.

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact of ASU 2023-07 on the Company’s financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-07 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s financial statements.

NOTE 3 – INVESTMENT IN OPERATING PARTNERSHIP

During the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, the Company contributed $2,723, which includes $23 for the issuance of restricted units, to the Operating Partnership and received 108,569 Class I OP Units. In determining whether the Company has a controlling financial interest in the Operating Partnership, the Company considered whether the Operating Partnership is a variable interest entity and whether the Company is the primary beneficiary. Even though the Company has the power to direct the most significant activities impacting the economic performance of the Operating Partnership, the Company lacks the obligation to absorb losses or the right to receive benefits of the Operating Partnership that could potentially be significant to the Operating Partnership. As such, the Company’s investment in the Operating Partnership is accounted for using the equity method of accounting. Management evaluates reconsideration events as they occur. Reconsideration events include, among other criteria, changes in the capital balances of the Operating Partnership.

At December 31, 2023, the Operating Partnership owned 30 medical office building properties totaling 746,601 square feet (unaudited) and one student housing property with 406 student housing beds (unaudited). The properties are located in 10 states. The Operating Partnership has no employees.

The Company’s investment in Operating Partnership as of December 31, 2023 was as follows:

		Carrying Amount
	Ownership Percentage (1)	December 31, 2023 (2)
Class I OP Units	1.9%	$2,651
(1)
Represents Class I OP Units as a percentage of total OP Units issued by the Operating Partnership. As of December 31, 2023, the Operating Partnership has issued Class A OP Units and Class I OP Units, and 100% of the Class I OP Units are held by the Company.
(2)
Excludes $189 of basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The accretion of the basis difference was $1 for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, and is included within loss from Operating Partnership in the accompanying statement of operations and comprehensive loss.

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss from August 21, 2023, the date of initial contribution, through December 31, 2023 was as follows:

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

Period Ended December 31, 2023
IPC Alternative Real Estate Operating Partnership, LP	$(16)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of December 31, 2023:

December 31, 2023
Total assets	$431,796
Total liabilities	$276,429
Total partners’ capital	$155,367

The following table provides the summarized income statement of the Operating Partnership for the year ended December 31, 2023:

Year Ended December 31, 2023
Total revenues	$30,021
Net loss	$(7,324)

NOTE 4 – EQUITY

As of December 31, 2023, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

On June 12, 2023, the Company was capitalized with a $200 investment by IREIC, as the sponsor, in exchange for 200 shares of the Company’s common stock. On August 10, 2023, the Company filed Articles of Amendment and Restatement with the State Department of Taxation and Assessments of Maryland amending and restating its charter and converting each share of its issued and outstanding common stock to one issued and outstanding share of Class I common stock. On August 22, 2023, the Company effected a stock split in the form of a stock dividend of 39 shares for each of its issued and outstanding shares of common stock resulting in 8,000 Class I shares issued and outstanding.

On December 1, 2023, the Company issued and sold 99,634 shares of its Class I common stock (no Class T, Class S or Class D shares were issued or sold as of such date) in the Offering and the escrow agent released net proceeds of approximately $2,500 to the Company as payment for such shares.

The Company is not offering Class A shares in the Offering, and the Company currently has no Class A shares outstanding. However, pursuant to the Operating Partnership’s partnership agreement, Class A OP Units may be redeemed for the Company’s common stock and/or cash, at the sole election of the Company. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

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

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

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

Share Repurchase Plan

The Company has adopted a share repurchase plan (“SRP”), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. In the event that the Company, at its sole discretion, elects to issue Class A shares to OP Unitholders seeking redemption, the Company expects to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D and Class I shares. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the board of directors of the Company may modify or suspend the SRP if in its reasonable judgment it deems such action to be in the Company’s best interest.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock:

For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	Preferred Stock	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	—	—	—
Issuance of shares	—	200	—	—	—	99,634	—
Conversion of shares	—	(200)	—	—	—	200	—
Stock split	—	—	—	—	—	7,800	—
Issuance of restricted shares	—	—	—	—	—	935	—
Ending balance	—	—	—	—	—	108,569	—

Distributions

For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, the Company declared distributions of $13.

The following table details the aggregate distributions declared per share for each applicable class of stock for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023:

Class I Shares
Aggregate distributions declared per share	$0.4425

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents. The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, no additional shares related to restricted shares were included in the computation of Diluted EPS.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I OP Units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Company’s prospectus dated September 28, 2023 (the “Prospectus”)) and (b) with respect to Class A OP Units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Catch-Up (each term as defined in the Company’s Prospectus). The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. Such allocations to the Special Limited Partner will accrue monthly and will be paid annually in cash or Class I OP Units at the election of the Special Limited Partner. The performance participation allocations are a class-specific accrual.

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

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

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

Related Party Share Ownership

As of December 31, 2023, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of December 31, 2023.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024

Under the DCP, restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. There were no restricted shares that vested during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at June 12, 2023	—
Granted (at grant date fair value of $24.89 per share)	935
Vested	—
Outstanding at December 31, 2023	935

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2023, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Distributions

On January 30, 2024, the board of directors of the Company authorized a distribution on the Company’s outstanding shares of Class I common stock in the amount of $0.0885 per share to stockholders of record of the Company as of January 31, 2024, that the Company paid on or about February 5, 2024.

On February 28, 2024, the board of directors of the Company authorized a distribution on the Company’s outstanding shares of Class I common stock in the amount of $0.0885 per share to stockholders of record of the Company as of February 29, 2024, that the Company paid on or about March 5, 2024.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

Director Stock Awards

On March 19, 2024, the Company granted its independent directors a total of 2,387 restricted Class I shares with a total value of $60. The restricted shares will vest on March 19, 2025. The Company received 2,387 Class I OP Units in the Operating Partnership as a result of the grant.

Financial Statements of the Operating Partnership

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than Operating Partnership units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included audited consolidated and combined financial statements of the Operating Partnership as of December 31, 2023 (Successor) and 2022 (Successor), and for the years ended December 31, 2023 (Successor), 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor), as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

Report of Independent Registered Public Accounting Firm

To the General Partner and unitholders of IPC Alternative Real Estate Operating Partnership, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of partners’ capital and of cash flows for each of the two years in the period ended December 31, 2023 and for the period from September 2, 2021 to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 and for the period from September 2, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 20, 2024

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the General Partner and unitholders of IPC Alternative Real Estate Operating Partnership, LP

Opinion on the Financial Statements

We have audited the combined statements of operations and comprehensive income (loss), of equity and of cash flows for the period from January 1, 2021 to September 1, 2021 of Texas Healthcare Portfolio DST, Healthcare Portfolio II DST, Healthcare Portfolio III DST, Healthcare Portfolio IV DST, Indianapolis Medical Office DST, Arizona Healthcare DST, Arizona Healthcare II DST and Healthcare Portfolio VII DST, the predecessor of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP), (the “Predecessor”), including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the Predecessor’s results of operations and its cash flows for the period from January 1, 2021 to September 1, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on the Predecessor’s combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Predecessor in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these combined financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 1, 2023

We have served as the Predecessor’s auditor since 2022.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2023 (Successor)	December 31, 2022 (Successor)
ASSETS
Assets:
Investment properties held and used:
Land	$47,068	$47,068
Building and other improvements	349,665	348,658
Total	396,733	395,726
Less: accumulated depreciation	(27,857)	(15,094)
Net investment properties held and used	368,876	380,632
Cash and cash equivalents	6,695	10,454
Restricted cash	270	204
Accounts and rent receivable	4,098	2,909
Acquired lease intangible assets, net	34,318	39,395
Finance lease right-of-use asset, net	2,101	2,156
Operating lease right-of-use assets, net	3,409	3,448
Due from related parties (Note 10)	166	—
Other assets	11,863	16,641
Total assets	$431,796	$455,839

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$235,437	$234,034
Accounts payable and accrued expenses	2,907	2,737
Finance lease liability	2,812	2,776
Operating lease liability	1,731	1,713
Distributions payable	518	1,011
Redemptions payable	205	—
Acquired lease intangible liabilities, net	30,742	32,455
Due to related parties (Note 10)	337	619
Other liabilities	1,740	1,579
Total liabilities	276,429	276,924

Commitments and contingencies (Note 9)

Partners’ Capital:
General Partner	—	—
Limited Partners	146,709	165,855
Accumulated other comprehensive income	8,658	13,060
Total partners’ capital	155,367	178,915
Total liabilities and partners’ capital	$431,796	$455,839

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

	Consolidated Year Ended December 31, 2023 (Successor)	Consolidated Year Ended December 31, 2022 (Successor)	Consolidated For the Period from September 2, 2021 to December 31, 2021 (Successor)	Combined For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Revenues:
Rental revenue	$29,913	$25,356	$8,420	$15,904
Other property revenue	108	17	1	—
Total revenues	30,021	25,373	8,421	15,904

Expenses:
Property operating expenses	3,724	2,038	561	1,089
Real estate tax expense	1,380	896	294	547
General and administrative expenses	2,286	722	1,590	23
Advisor management fee (Note 10)	900	930	302	492
Depreciation and amortization	17,516	15,540	5,062	8,204
Total expenses	25,806	20,126	7,809	10,355

Other Income (Expense):
Interest expense	(11,577)	(8,552)	(1,722)	—
Interest and other income	38	327	78	—
Net (loss) income	$(7,324)	$(2,978)	$(1,032)	$5,549

Comprehensive income (loss):
Net (loss) income	$(7,324)	$(2,978)	$(1,032)	$5,549
Unrealized gain on derivatives	2,199	13,137	841	—
Reclassification adjustment for amounts included in net loss	(6,601)	(1,123)	205	—
Comprehensive (loss) income	$(11,726)	$9,036	$14	$5,549

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMBINED STATEMENT OF EQUITY

(Dollar amounts in thousands)

Consolidated Statements of Partners’ Capital	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at September 2, 2021 (Successor)	$—	$—	$—	$—
Issuance of OP Units	—	373,033	—	373,033
Distributions	—	(191,037)	—	(191,037)
Unrealized gain on derivatives	—	—	841	841
Reclassification adjustment for amounts included in net loss	—	—	205	205
Net loss	—	(1,032)	—	(1,032)
Balance at December 31, 2021 (Successor)	$—	$180,964	$1,046	$182,010
Distributions	—	(12,131)	—	(12,131)
Unrealized gain on derivatives	—	—	13,137	13,137
Reclassification adjustment for amounts included in net loss	—	—	(1,123)	(1,123)
Net loss	—	(2,978)	—	(2,978)
Balance at December 31, 2022 (Successor)	$—	$165,855	$13,060	$178,915
Contributions	—	2,710	—	2,710
Redemptions of Class A OP Units	—	(1,623)	—	(1,623)
Distributions	—	(9,097)	—	(9,097)
Issuance of restricted Class I OP Units	—	6	—	6
Offering costs	—	(3,818)	—	(3,818)
Unrealized gain on derivatives	—	—	2,199	2,199
Reclassification adjustment for amounts included in net loss	—	—	(6,601)	(6,601)
Net loss	—	(7,324)	—	(7,324)
Balance at December 31, 2023 (Successor)	$—	$146,709	$8,658	$155,367

Predecessor Combined Statement of Equity	DST Investors’ Equity
Balance at January 1, 2021	$291,675
Distributions	(12,213)
Net income	5,549
Balance at September 1, 2021	$285,011

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Consolidated Year Ended December 31, 2023 (Successor)	Consolidated Year Ended December 31, 2022 (Successor)	Consolidated For the Period from September 2, 2021 to December 31, 2021 (Successor)	Combined For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Cash flows from operating activities:
Net loss	$(7,324)	$(2,978)	$(1,032)	$5,549
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,516	15,540	5,062	8,204
Amortization of debt issuance costs and premium/discount	1,665	1,341	328	—
Amortization of acquired above- and below-market leases, net	(1,389)	(1,389)	(463)	(609)
Amortization of equity-based compensation	6	—	—	—
Amortization of finance lease right-of-use asset	55	58	16	38
Amortization of operating lease right-of-use assets	39	39	13	23
Straight-line income	(1,293)	(1,674)	(727)	(991)
Changes in assets and liabilities:
Accounts and rent receivable	104	(179)	(171)	507
Due from related parties	(166)	1,110	—	(637)
Other assets	(388)	44	(50)	(8)
Accounts payable and accrued expenses	569	(71)	1,354	99
Due to related parties	(280)	(414)	1,352	—
Operating lease liability	18	20	6	12
Other liabilities	1,219	(358)	940	241
Net cash flows provided by operating activities	10,351	11,089	6,628	12,428

Cash flows from investing activities:
Purchase of investment property	—	(15,709)	—	—
Related party loan receivable	—	20,000	(20,000)	—
Capital expenditures and tenant improvements	(1,007)	(492)	—	—
Other investing activities	(45)	—	—	—
Net cash flows (used in) provided by investing activities	(1,052)	3,799	(20,000)	—

Cash flows from financing activities:
Contributions from DST investors	—	—	3,058	—
Proceeds from mortgage loans	—	—	217,594	—
Contributions	2,710	—	—	—
Payment of mortgage loans	(262)	—	—	—
Redemptions of Class A OP Units	(1,418)	—	—	—
Payment of offering costs	(3,467)	(172)	—	—
Distributions paid	(9,590)	(12,131)	(190,026)	(12,090)
Cash paid for interest rate caps	(965)	(1,650)	(973)	—
Payment of debt issuance costs	—	(236)	(6,322)	—
Net cash flows (used in) provided by financing activities	(12,992)	(14,189)	23,331	(12,090)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,693)	699	9,959	338
Cash, cash equivalents and restricted cash, at beginning of the period	10,658	9,959	—	2,720
Cash, cash equivalents and restricted cash, at end of the period	$6,965	$10,658	$9,959	$3,058

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Consolidated Year Ended December 31, 2023 (Successor)	Consolidated Year Ended December 31, 2022 (Successor)	Consolidated For the Period from September 2, 2021 to December 31, 2021 (Successor)	Combined For the Period from January 1, 2021 to September 1, 2021 (Predecessor)

Cash paid for interest	$8,931	$6,754	$927	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$518	$1,011	$1,011	$1,561

Redemptions payable	$205	$—	$—	$—

In conjunction with the purchase of investment property, the Operating Partnership acquired assets and assumed liabilities as follows:
Land	$—	$4,914	$—	$—
Building and improvements	—	32,217	—	—
Acquired in place lease intangibles	—	1,311	—	—
Assumed mortgage loan	—	(22,000)	—	—
Discount on assumed mortgage loan	—	669	—	—
Other assumed liabilities, net	—	(1,402)	—	—
Purchase of investment property	$—	$15,709	$—	$—

In conjunction with the roll-up transaction, the following assets and liabilities were contributed:
Land	$—	$—	$42,154	$—
Building and improvements	—	—	315,948	—
Acquired in place lease intangibles	—	—	40,821	—
Acquired above-market lease intangibles	—	—	3,204	—
Acquired below-market lease intangibles	—	—	(34,740)	—
Finance lease right-of-use asset	—	—	2,230	—
Operating lease right-of-use assets	—	—	3,500	—
Finance lease liability	—	—	(2,730)	—
Operating lease liability	—	—	(1,687)	—
Contribution of investment properties	—	—	368,700	—
Other assets contributed, net	—	—	4,333	—
Total assets and liabilities contributed and issuance of OP Units in exchange for DST Interests	$—	$—	$373,033	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 1 – ORGANIZATION

IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”), a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. At December 31, 2023, the Operating Partnership owned 30 medical office building properties totaling 746,601 square feet (unaudited) and one student housing property with 406 student housing beds (unaudited). The properties are located in 10 states. The Operating Partnership has no employees. Until September 30, 2022, the Operating Partnership was externally managed by IPC Alternative Assets Business Manager, LLC, an affiliate of Inland Private Capital Corporation (“IPC”), a Delaware corporation, pursuant to a Business Management Agreement. Effective as of October 1, 2022, the Business Management Agreement was transferred from IPC Alternative Assets Business Manager, LLC to IPC Alternative Real Estate Advisor, LLC, an affiliate of Inland Real Estate Investment Corporation (“IREIC”). There were no updates to the terms of the Business Management Agreement as a result of the transfer. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and IPC Alternative Real Estate Advisor, LLC entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023. IPC Alternative Assets Business Manager, LLC, until September 30, 2022, and IPC Alternative Real Estate Advisor, LLC, effective October 1, 2022, are referred to herein as the “Advisor.” Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the General Partner’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the General Partner’s and Operating Partnership’s assets, in accordance with the General Partner’s investment objectives, guidelines, policies and limitations, subject to oversight by the General Partner’s board of directors.

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the Securities and Exchange Commission (the “SEC”). The General Partner will contribute the proceeds from the offering to the Operating Partnership. The General Partner intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, the General Partner will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of December 31, 2023, the Operating Partnership had 5,860,207 Operating Partnership Units (“OP Units”) outstanding, comprised of 5,751,638 Class A OP Units and 108,569 Class I OP Units. The General Partner held all of the Class I OP Units, representing 1.9% interest in the Operating Partnership as of December 31, 2023. The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

IPC was the sponsor of eight previously completed offerings of interests in Delaware statutory trusts (each a “DST” and collectively the “DSTs”) that owned an aggregate of 30 commercial office properties used for medical office and related healthcare purposes (each a “Property” and collectively the “Properties”). Each DST was managed by its respective trustee (individually a “Signatory Trustee” and collectively, the “Signatory Trustees”), each of which was wholly owned by IPC. Each Signatory Trustee also acted as the asset manager (the “Asset Manager”) of the DST. Each Asset Manager was responsible for managing the day-to-day operations of the DST pursuant to an Asset Management Agreement with the DST. Investors that owned beneficial interests in such DSTs are referred to herein as “DST Investors” and the beneficial interests of such persons in the DSTs are referred to herein as “DST Interests.” The DST Investors that participated in the Roll-up Transaction (as defined below) are herein after referred to as “DST Participants.” Each DST that participated in the Roll-Up Transaction was a separate entity owned by a large and diverse group of DST Investors which were distinct and different across each DST.

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

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

Roll-up Transaction

On September 2, 2021, the Operating Partnership, the DST Participants and the Signatory Trustees of each of the DSTs executed a roll-up transaction (the “Roll-up Transaction”) whereby the DSTs contributed the Properties to the Operating Partnership and the Operating Partnership issued OP Units to the DSTs in exchange for (and in termination of) the DST Interests, which OP Units were then subsequently distributed by the DSTs to the DST Participants. In order to execute the Roll-up Transaction, the net assets of each DST were subject to independent valuations approved by the Operating Partnership, which represented the purchase price or fair value as of the date of the Roll-up Transaction. The number of OP Units each DST Participant ultimately received was based on their pro rata portion of the total net asset value of all eight DSTs on a combined basis. The Roll-up Transaction provided the DST Investors with an opportunity to transition their investments on an income tax-deferred basis from the DSTs, each of which has limited asset diversification, to the Operating Partnership.

The Roll-up Transaction included Texas Healthcare Portfolio DST, Healthcare Portfolio II DST, Healthcare Portfolio III DST, Healthcare Portfolio IV DST, Indianapolis Medical Office DST, Arizona Healthcare DST, Arizona Healthcare II DST and Healthcare

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Portfolio VII DST. These eight DSTs are collectively considered to be the “Predecessor” as described in Note 2—Summary of Significant Accounting Policies.

The following table summarizes the fair values allocated for major assets acquired and liabilities assumed by the Operating Partnership as of the date of the Roll-up Transaction:

Property	Land	Building and improvements	Acquired lease intangible assets	Acquired intangible liabilities	Total
ESWCT Cedar Park, LLC	$1,652	$9,889	$553	$—	$12,094
San Antonio ASC Limited Partnership	1,093	8,620	975	—	10,688
Medical Center Ophthalmology Associates, LP	1,074	6,207	820	—	8,101
Rex Hospital	640	6,830	606	(650)	7,426
Memorial Hermann Health System	5,840	33,667	3,122	(4,658)	37,971
Starling Physicians-Lake Street	719	14,753	2,849	(6,508)	11,813
Starling Physicians-Kensington	1,043	14,747	2,449	(8,676)	9,563
Surgical Hospital of OK	833	14,037	2,006	—	16,876
Peoria Property	3,495	8,725	1,287	(1,851)	11,656
Phoenix Property (a)	—	12,450	2,739	—	15,189
Ironwood Physicians PC (Rome)	3,542	12,101	2,157	(137)	17,663
Ironwood Physicians PC (CBO I)	410	2,673	610	(37)	3,656
Ironwood Physicians PC (CBO II)	1,083	1,643	530	(50)	3,206
Memorial Hermann	1,035	20,305	2,003	(1,179)	22,164
NYU Langone Radiology	236	12,394	1,058	(524)	13,164
Dermatology Associates of San Antonio (San Antonio)	1,081	5,763	1,594	—	8,438
Dermatology Associates of San Antonio (Live Oak)	1,154	7,046	1,926	—	10,126
Community Healthcare Inc	739	16,629	1,266	(2,827)	15,807
Jordan Valley Medical Center (a)	—	18,885	2,758	(5,892)	15,751
Fresenius Medical	1,987	7,780	947	(420)	10,294
Dallas Eye Care Center	704	5,449	935	—	7,088
The Eye Institute of Utah	1,845	7,715	1,830	(27)	11,363
Edward Elmhurst Health	1,123	5,261	704	—	7,088
Illinois Cancer Specialists Center	1,185	8,708	1,365	(119)	11,139
Ironwood Physicians PC (Chandler I)	1,748	9,215	1,468	(167)	12,264
Ironwood Physicians PC (Chandler II)	863	5,232	845	(77)	6,863
Ironwood Physicians PC (Glendale)	2,536	11,024	2,192	—	15,752
Ironwood Physicians PC (Mesa)	1,867	8,823	1,442	(93)	12,039
Ironwood Physicians PC (Scottsdale)	2,627	10,538	1,532	(409)	14,288
Saint Elizabeth Medical Center (a)	—	8,839	1,270	(939)	9,170
Total	$42,154	$315,948	$45,838	$(35,240)	$368,700
(a)
Property is subject to a ground lease. Above- and below-market ground lease intangibles are included in acquired intangible liabilities and acquired lease intangible assets, respectively, in this table.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The consolidated and combined financial statements (together the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Information with respect to square footage and occupancy is unaudited.

Basis of Presentation—Predecessor

The combined financial statements for the DSTs include the accounts of the eight DSTs and the combined eight DSTs are collectively referred to as the “Predecessor”. These financial statements have been combined as the DSTs were under common management, due to the fact that IPC was the sole member of each of the Asset Manager entities. The Predecessor financial statements are for the period from January 1, 2021 to September 1, 2021 and represent the historical results of the DSTs prior to the Roll-up Transaction. All intercompany balances and transactions have been eliminated in combination. Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets were not available to satisfy the liabilities of other affiliated entities.

Basis of Presentation—Operating Partnership (Successor)

The Roll-up Transaction was accounted for by the Operating Partnership as an asset acquisition and all of the properties included in the Roll-up Transaction were stepped up to fair value on September 2, 2021 due to the change in control. The fair value of the Properties as of the date of the Roll-up Transaction was allocated based on the policy for acquisitions described below. Subsequent to the Roll-up Transaction, the Operating Partnership consolidates all wholly owned subsidiaries. Wholly owned subsidiaries generally consist of the limited liability companies (“LLCs”) owned by the Operating Partnership. All intercompany balances and transactions have been eliminated in consolidation. The Operating Partnership is referred to as the “Successor” in the financial statements for the period from September 2, 2021 to December 31, 2021 and the years ended December 31, 2022 and 2023.

Acquisitions

Upon acquisition of real estate investment properties (or upon contribution of such properties, as applicable), the total purchase price of each property (or consideration allocated to the property, as applicable) that is accounted for as an asset acquisition is allocated based on the relative fair value of the tangible and intangible assets acquired (or contributed) and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions. The acquisition date is the date on which control of the real estate investment property is obtained and transaction costs are capitalized.

Assets and liabilities acquired (or contributed) typically include land, building and site improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. The portion of the purchase price allocated to above-market lease values is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the term of the related lease as a reduction to rental revenue. The portion allocated to below-market lease values is included in acquired intangible liabilities, net and is amortized as an increase to rental revenue over the term of the lease including any bargain renewal periods included in the measurement. The portion of the purchase price allocated to acquired in-place lease value is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The amortization of acquired in-place lease value is included in depreciation and amortization in the consolidated and combined statements of operations and comprehensive income (loss). Subsequent to the acquisition, if a tenant modifies its lease, the unamortized portion of identified intangibles are assessed to determine whether their useful lives need to be amended (generally accelerated).

The fair value of the tangible assets consisting of land and buildings is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. If debt is assumed in an acquisition, the fair value of assumed debt is calculated based on the net present value of the mortgage payments using interest rates for debt with similar terms and maturities. Differences between the fair value and the stated value is recorded as a discount or premium and amortized over the remaining term using the effective interest method.

Impairment of Long-Lived Assets

Carrying values of long-lived assets are assessed whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows based on current market conditions, as well as intent with respect to holding or disposing of the asset. If the recoverability assessment indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis,

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

an impairment charge is recognized for the amount by which the carrying value exceeds the current estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and quoted market values.

Projected cash flows in an impairment assessment are based on management’s intent and judgment. Long-lived assets expected to be held long-term are assessed on estimated future cash flows during the estimated hold period which may include estimates for operating income and termination value. Long-lived assets expected to be sold are assessed on the asset’s fair value less estimated cost to sell.

The use of projected future cash flows is based on assumptions that are consistent with the Operating Partnership’s estimates of future expectations and the strategic plan used to manage the underlying business. However, assumptions and estimates about future cash flows are complex and subjective, including comparable sales values, discount rates, capitalization rates, and market rental rates. Changes in economic and operating conditions that occur subsequent to the impairment analysis could impact these assumptions and result in future impairment charges of long-lived assets.

For the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor), there were no impairment charges.

Cash and Cash Equivalents

The Operating Partnership considers all demand deposits, money market accounts and all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. The account balance may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Operating Partnership believes that the risk will not be significant, as the Operating Partnership seeks to mitigate this risk by depositing funds only with major financial institutions.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside by lenders for real estate taxes, insurance, capital expenditures and tenant improvements on the Operating Partnership’s existing properties. These amounts also include post close escrows for tenant improvements, leasing commissions, master lease, tenant security deposits, general repairs and maintenance, and are classified as restricted cash on the Operating Partnership’s consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated and combined statements of cash flows:

	December 31
	2023 (Successor)	2022 (Successor)
Cash and cash equivalents	$6,695	$10,454
Restricted cash	270	204
Total cash, cash equivalents, and restricted cash	$6,965	$10,658

Accounts and Rents Receivable

Consideration of the collectability of receivables includes certain factors that require judgment, including amounts outstanding and payment history of the tenant. Billed and accrued charges are considered in the evaluation of the collectability of a tenant’s receivable balance. For tenants where collectability of accounts receivable is not reasonably assured, revenue is recorded on a cash basis.

Investment Properties

Real estate properties held and used are recorded at cost less accumulated depreciation. Real estate properties held for sale are recorded at the lesser of their carrying value or fair value less selling costs. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Real estate properties are classified as held for sale when the management concludes that a sale is likely. Criteria that may be considered in this determination include obtaining a signed purchase and sale agreement, the completion or waiving of due diligence by the seller, and the receipt of non-refundable earnest money from the seller.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change. Depreciation expense is computed using the straight-line method. Estimated useful lives of assets, by class of asset, are generally as follows:

Building and other improvements	30 years
Site improvements	5-15 years
Furniture, fixtures and equipment	5-15 years
Tenant improvements	Shorter of the life of the asset or the term of the related lease
Leasing fees	Term of the related lease

Depreciation expense was $12,763 and $11,354 for the years ended December 31, 2023 (Successor) and 2022 (Successor), respectively, $3,740 for the period from September 2, 2021 to December 31, 2021 (Successor) and $6,057 for the period from January 1, 2021 to September 1, 2021 (Predecessor).

Debt Issuance Costs

Debt issuance costs are amortized as a component of interest expense. These costs are reported as a direct deduction to the Operating Partnership’s outstanding mortgage loans payable.

Offering Costs

Offering costs include, but are not limited to, legal, accounting, printing and mailing fees, filing fees and certain personnel costs of the Advisor and affiliates of the Operating Partnership attributable to the preparation of the Registration Statement and registration and qualification of the General Partner’s common stock under federal and state laws.

Fair Value Measurements

The Operating Partnership has estimated fair value using available market information and valuation methodologies the Operating Partnership believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Operating Partnership’s cash equivalents, accounts receivable and payables and accrued expenses all approximate fair value due to the short term nature of these financial instruments. The Operating Partnership’s financial instruments measured on a recurring basis include derivative interest rate instruments. See Note 12 – “Fair Value Measurements” for further information.

Derivatives

The Operating Partnership uses derivative instruments, such as interest rate swaps and interest rate caps, primarily to manage exposure to interest rate risks inherent in variable rate debt. The Operating Partnership may also enter into interest rate floor contracts, futures or forward contracts and options. The Operating Partnership’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Operating Partnership making fixed-rate payments over the life of the agreements without exchange of

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

the underlying notional amount. The Operating Partnership’s interest rate caps involve the receipt of variable-rate amounts from a counterparty to the extent the cap index rate exceeds the strike rate specified in the respective interest rate cap agreement.

The Operating Partnership records each derivative instrument either as an asset or a liability measured at its fair value at each reporting period. The Operating Partnership does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income (loss) and (ii) subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Operating Partnership’s derivative instruments’ fair value are recognized as an adjustment to net income.

The Operating Partnership has elected to apply the hedge accounting expedients in FASB ASU 2020-04, Reference Rate Reform (Topic 848) related to probability and the assessments of the effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

The Operating Partnership has elected to not offset derivative assets and liabilities in its consolidated balance sheets, even when an enforceable master netting agreement is in place that provides the Operating Partnership, in the event of counterparty default, the right to offset a counterparty’s rights and obligations. Derivative instruments are recorded as a component of either other assets or other liabilities on the Operating Partnership’s consolidated balance sheets at fair value.

Revenue Recognition

Rental revenue is recognized based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Operating Partnership’s contracts are, or contain leases, and therefore revenue is recognized on the lease commencement date when the leased asset has been made available for use by the lessee. At the commencement of a new lease, including new leases that arise from amendments, the Operating Partnership assesses the terms and conditions of the lease to determine the appropriate lease classification under ASC 842. Generally, leases with tenants are accounted for as operating leases.

The determination of who is the owner of the tenant improvements determines the nature of the leased asset. If the Operating Partnership (or the Predecessor) is the owner of the tenant improvements, then the tenant improvements are capitalized and depreciated over the lesser of the life of the lease or the useful life of the tenant improvement. If the Operating Partnership (or the Predecessor) concludes it is not the owner of the tenant improvements (the lessee is the owner), then the tenant improvement allowances funded by the Operating Partnership (or the Predecessor) under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. The Operating Partnership (or the Predecessor) considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.

Rental revenue is recognized on a straight-line basis over the term of each lease. The difference between rental revenue earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rent receivable on the consolidated balance sheets.

Reimbursements from tenants for recoverable expenses such as real estate tax, utilities and other operating expenses are accrued as revenue in the period the applicable expenses are incurred. Certain assumptions and judgments are made by management in estimating the reimbursements at the end of each reporting period. Management does not expect the actual results to materially differ from the estimated reimbursement. Management made the election for these reimbursements, which are non-lease components, to be combined with rental revenue.

Lease termination income is recorded if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental revenue.

As a lessor, the recognition of contingent rental revenue, such as percentage rent, is deferred until the specified target that triggered the contingent rental revenue is achieved.

Ground Leases

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The Operating Partnership is the lessee under long-term ground leases classified as operating or financing leases. The Operating Partnership makes significant assumptions and judgments when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Operating Partnership estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, in a similar economic environment, over a similar lease term. The Operating Partnership utilizes a market-based approach to estimate the IBR for each individual lease.

The present value of lease payments calculated using the IBR is recorded as a lease liability and a corresponding right-of-use asset. When an acquired property is subject to a ground lease, above- and below-market terms on such ground leases are recorded as a component of the right-of-use asset.

Income Taxes

The Operating Partnership is not subject to federal income taxes as it is treated as a flow-through entity for U.S. federal income tax purposes. The allocable share of the Operating Partnership’s income and loss is reported on the Operating Partnership’s partners’ respective tax returns. Further, the Operating Partnership holds its interest in the investment properties through LLCs or similar entities. Generally, an LLC is treated as either a partnership or a disregarded entity for U.S. federal income tax purposes. As a result, LLCs are generally not subject to federal income taxes as the respective members/partners are taxed on their allocable share of the entity’s taxable income. Therefore, no provision or liability for federal income taxes has been included in the accompanying consolidated financial statements (Successor).

The Operating Partnership may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Operating Partnership’s tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax, as applicable. The Operating Partnership will account for applicable income taxes by utilizing the asset and liability method. As such, the Operating Partnership will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Operating Partnership believes all or some portion of the deferred tax asset may not be realized. During the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor), the Operating Partnership did not conduct any operations through a TRS.

Each DST was structured as an “investment trust” and a “grantor trust” for federal income tax purposes and not as a partnership or other business entity. Thus, although the DSTs were treated as separate entities for state law purposes, each DST was structured so that each investor in the DST would be treated as owning a direct interest in the Properties. Therefore, no provision or liability for federal income taxes has been included in the accompanying combined financial statements (Predecessor).

The Operating Partnership had no uncertain tax positions as of December 31, 2023 (Successor), 2022 (Successor) or 2021 (Successor). The Operating Partnership expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2023. The Operating Partnership and the Predecessor had no interest or penalties relating to income taxes recognized on the consolidated and combined statements of operations and comprehensive income (loss) for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor). As of December 31, 2023 (Successor), returns for the calendar years 2020 (Predecessor), 2021 (Successor and Predecessor), 2022 (Successor) and 2023 (Successor) remain subject to examination by U.S. and various state and local tax jurisdictions.

Equity-Based Compensation

In accordance with the General Partner’s Independent Director Compensation Plan (“DCP”), restricted shares are issued by the General Partner to its independent directors as compensation. Because the compensation expense for the restricted shares is recognized at the Operating Partnership, the Operating Partnership issues an equivalent number of units to the General Partner. The Operating Partnership recognizes expense related to the fair value of equity-based compensation awards as an operating expense in its consolidated statement of operations and comprehensive income (loss). The Operating Partnership recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 11 – “Equity-Based Compensation” for further information.

Accounting Pronouncements Recently Issued but Not Yet Effective

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Operating Partnership is currently evaluating the impact of ASU 2023-07 on the Operating Partnership’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-07 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Operating Partnership is currently evaluating the impact of ASU 2023-09 on the Operating Partnership’s consolidated financial statements.

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

The following table provides further details of the property acquired during the year ended December 31, 2022 (Successor):

Date Acquired	Property Name	Location	Primary University Served	Property Type	Number of Beds	Purchase Price
December 1, 2022	University Lofts	St. Louis, MO	Saint Louis University	Student Housing	406	$39,100

The above acquisition was accounted for as an asset acquisition. For the year ended December 31, 2022 (Successor), the Operating Partnership incurred $11 of total acquisition costs, which are capitalized in the accompanying consolidated balance sheet. These costs include third party due diligence costs such as appraisals, environmental studies and legal fees.

The following table presents certain additional information regarding the Operating Partnership’s acquisition during the year ended December 31, 2022 (Successor). The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Year Ended December 31, 2022
Land	$4,914
Building and improvements	32,217
Acquired in place lease intangibles	1,311
Assumed mortgage loan	(22,000)
Discount on assumed mortgage loan	669
Other assumed liabilities, net	(1,402)
Purchase of investment property	$15,709

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of December 31, 2023 (Successor) and 2022 (Successor):

	December 31, 2023 (Successor)	December 31, 2022 (Successor)
Intangible assets:
Acquired in-place lease value	$42,132	$42,132
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(11,018)	(5,941)
Acquired lease intangible assets, net	$34,318	$39,395
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	3,998	2,285
Acquired lease intangible liabilities, net	$(30,742)	$(32,455)

The weighted average amortization period for the acquired in-place lease intangibles of the property acquired during the year ended December 31, 2022 (Successor) is 0.5 years.

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

The following table summarizes the Operating Partnership’s ground lease intangibles as of December 31, 2023 (Successor) and 2022 (Successor):

	December 31, 2023 (Successor)	December 31, 2022 (Successor)

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(42)	(24)
Acquired below-market ground lease intangibles, net	$1,771	$1,789

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	17	11
Acquired above-market ground lease intangibles, net	$(483)	$(489)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

	Year Ended December 31, 2023 (Successor)	Year Ended December 31, 2022 (Successor)	For the Period from September 2, 2021 to December 31, 2021 (Successor)	For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Amortization recorded as amortization expense:
Acquired in-place lease value	$4,753	$4,186	$1,322	$2,147
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(6)	$(6)	$(5)	$(4)
Below-market ground leases, operating leases	18	18	6	9
Net property operating expense increase	$12	$12	$1	$5
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$324	$324	$108	$84
Acquired below-market leases	(1,713)	(1,713)	(571)	(693)
Net rental revenue increase	$(1,389)	$(1,389)	$(463)	$(609)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2023 (Successor) for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2024	$3,599	$324	$(1,713)	$(6)	$18
2025	3,599	324	(1,713)	(6)	18
2026	3,599	324	(1,713)	(6)	18
2027	3,599	324	(1,713)	(6)	18
2028	3,418	316	(1,713)	(6)	18
Thereafter	14,057	835	(22,177)	(453)	1,681
Total	$31,871	$2,447	$(30,742)	$(483)	$1,771

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2023 (Successor) and 2022 (Successor), the Operating Partnership had the following mortgage loans payable:

	December 31, 2023 (Successor)		December 31, 2022 (Successor)
Type of Debt	Principal Amount	Interest Rate	Principal Amount	Interest Rate
CONA Mortgage Loan (maturity date September 28, 2026)
Variable rate with swap agreements	$26,500	3.03%	$26,500	3.03%
Variable rate with cap agreements	68,439	4.10%	26,500	3.60%
Variable rate	—	—	41,939	6.22%
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate with cap agreements	61,155	3.85%	61,155	3.85%
Parkway Mortgage Loan (maturity date October 26, 2024)	21,738	3.80%	22,000	3.60%
Total debt before discount and debt issuance costs including impact of interest rate swaps/caps	239,332		239,594
Less: Unamortized discount on assumed mortgage loan	(287)		(640)
Less: Unamortized debt issuance costs	(3,608)		(4,920)
Total mortgage loans payable, net	$235,437		$234,034

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 3.60% and 3.90% per annum at December 31, 2023 (Successor) and 2022 (Successor), respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $239,332 and $239,594 as of December 31, 2023 (Successor) and 2022 (Successor), respectively, and its estimated fair value was $237,887 and $236,666 as of December 31, 2023 (Successor) and 2022 (Successor), respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of December 31, 2023 (Successor), scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

	December 31, 2023 (Successor)
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Total
2024	$301	$21,437	$21,738
2025	—	—	—
2026	—	217,594	217,594
2027	—	—	—
2028	—	—	—
Thereafter	—	—	—
Total	$301	$239,031	$239,332

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

At December 31, 2023 (Successor), the Operating Partnership had $94,939 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Prior to August 1, 2022, advances made under the CONA Mortgage Loan accrued interest at per annum rates equal to the sum of (i) the applicable one-month USD London Interbank Offered Rate (“LIBOR”) index rate plus (ii) 2.00%. Subsequent to August 1, 2022, advances made under the CONA Mortgage Loan, including any prior advances, accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 2.10%. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

IPC had guaranteed (1) any losses that the administrative agent and lenders may incur as a result of the occurrence of certain bad acts of the Operating Partnership and (2) the repayment of the CONA Mortgage Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Operating Partnership and IPC have agreed to indemnify the lenders against certain environmental liabilities. Effective October 31, 2023, the CONA Mortgage Loan was amended to, among other things, (a) substitute IREIC, the General Partner’s sponsor, as the guarantor of recourse obligations and to release IPC as guarantor for all guaranteed obligations from and after such date and (b) join IREIC as an additional indemnitor under the environmental indemnity agreement.

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

December 31, 2023 (Successor), the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

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

At December 31, 2023 (Successor), the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Prior to August 1, 2022, advances made under the BMO Mortgage Loan accrued interest at per annum rates equal to the sum of (i) one-month LIBOR index rate plus (ii) 2.00%. Subsequent to August 1, 2022, advances made under the BMO Mortgage Loan, including any prior advances, accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of December 31, 2023 (Successor), the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

Parkway Mortgage Loan

On December 1, 2022, the Operating Partnership assumed the Parkway Mortgage Loan under the second modification to loan documents (the “Parkway Mortgage Loan Agreement”) in the amount of $22,000, which is the original principal amount, from Parkway Bank and Trust Company in connection with the acquisition of University Lofts. At December 31, 2023 (Successor), the Operating Partnership had $21,738 outstanding under the Parkway Mortgage Loan. The Parkway Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter until maturity. The Parkway Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The Parkway Mortgage Loan matures on October 26, 2024.

The Parkway Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway Mortgage Loan become due. The Parkway Mortgage Loan is collateralized by the underlying property.

Interest Rate Swap and Cap Agreements

The Operating Partnership entered into interest rate swaps to fix a portion of its floating LIBOR-based debt prior to August 1, 2022 and its floating SOFR-based debt subsequent to August 1, 2022, under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Operating Partnership will generally match the maturity of the underlying variable rate debt with the maturity date on the interest rate swaps. See Note 12 – “Fair Value Measurements” for further information.

The Operating Partnership entered into interest rate caps to protect the Operating Partnership against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the Operating Partnership’s floating-rate debt. The Operating Partnership will generally match the maturity of the underlying variable rate debt with the maturity date on the interest rate caps. See Note 12 – “Fair Value Measurements” for further information.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of December 31, 2023 (Successor):

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at December 31, 2023 (Successor) (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$1,942
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	4,647
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	2,793
CONA Mortgage Loan cap	February 9, 2023	February 1, 2023	January 2, 2025	1-month Term SOFR	2.00%	68,439	1,814
						$217,594	$11,196

Liabilities
Interest rate swap agreements
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	26,500	(116)
						$26,500	$(116)
(a)
At December 31, 2023 (Successor), the 1-month Term SOFR was 5.35%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets and other liabilities in the consolidated balance sheets.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of December 31, 2022 (Successor):

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at December 31, 2022 (Successor) (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$2,671
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	6,385
Interest rate cap agreements
CONA Mortgage Loan cap	October 8, 2021	October 8, 2021	September 28, 2026	1-month LIBOR	1.50%	26,500	2,429
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	4,206
						$175,655	$15,691
(a)
At December 31, 2022 (Successor), the 1-month LIBOR and the 1-month Term SOFR were 4.39% and 4.36%, respectively.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets in the consolidated balance sheets.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023 (Successor) and 2022 (Successor), and for the period from September 2, 2021 to December 31, 2021 (Successor).

Derivatives in Cash Flow Hedging Relationships:	Year Ended December 31, 2023 (Successor)	Year Ended December 31, 2022 (Successor)	For the Period from September 2, 2021 to December 31, 2021 (Successor)
Effective portion of derivatives	$2,199	$13,137	$841
Reclassification adjustment for amounts included in net income or loss (effective portion)	$(6,601)	$(1,123)	$205

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $11,577 and $8,552 for the years ended December 31, 2023 (Successor) and 2022 (Successor), respectively, and $1,722 for the period from September 2, 2021 to December 31, 2021 (Successor). The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated and combined statements of comprehensive income. The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $4,836.

NOTE 6 – EQUITY

Each DST raised capital through a private placement offering by selling the DST Interests. DST Interests were offered and sold pursuant to exemptions from the registration provisions of federal and state law and therefore, were subject to restrictions on transfer. DST Investors were not permitted to have any voting rights with respect to the operation and ownership of the Properties. Each of the DST Interests represented the DST Investors’ proportionate undivided beneficial ownership interest.

The Operating Partnership's capital includes general and limited partnership interests in the Operating Partnership referred to as General Partner’s capital and Limited Partners’ capital, respectively, in the accompanying consolidated statements of partners’ capital. The General Partner and the Limited Partners are collectively referred to as Partners. Partnership interests in the Operating Partnership, other than the Special Limited Partner (as defined in Note 10) interest and General Partner interest, are currently divided into five classes of units: (a) Class T OP Units; (b) Class S OP Units; (c) Class D OP Units; (d) Class I OP Units; and (e) Class A OP Units. In general, the Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units are intended to correspond on a one-for-one basis with the General Partner’s Class T shares, Class S shares, Class D shares and Class I shares. Similarly, Class A OP Units are intended to correspond on a one-for-one basis with the General Partner’s Class A shares if the General Partner issues Class A shares in connection with a Class A OP Unit redemption request. When the General Partner receives proceeds from the sale of shares of its common stock, the General Partner contributes such proceeds to the Operating Partnership and receives Operating Partnership units that correspond to the classes of the shares sold in the offering. Additionally, the Operating Partnership may issue any of these classes of OP Units to its Limited Partners. See Note 10 – “Transactions with Related Parties” for further information on management fees and performance participation allocation for each of the classes of OP Units.

Effective July 31, 2023, in contemplation of the Registration Statement as discussed in Note 1, the Operating Partnership effected a unit split for each OP Unit resulting in 5,815,959 Class A OP Units outstanding.

As of December 31, 2023 (Successor) and 2022 (Successor), there were 108,569 Class I OP Units and no partnership interests issued to the General Partner, respectively.

Pursuant to the Amended and Restated Limited Partnership Agreement, OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner. During the year ended December 31, 2023 (Successor), certain Class A OP

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

unitholders requested redemption of their units as shown in the table below, all of which the General Partner accepted and agreed to redeem for cash. As of December 31, 2023 (Successor), $205 in redemptions payable are reflected on the consolidated balance sheet.

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the years ended December 31, 2023 (Successor) and 2022 (Successor), and for the period from September 2, 2021 to December 31, 2021 (Successor):

Year ended December 31, 2023 (Successor)	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class I OP Units (1)
Beginning balance	—	373,033	—
Effect of unit split	—	5,442,926	—
Issuance of units	—	—	107,634
Issuance of restricted units	—	—	935
Redemptions	—	(64,321)	—
Ending balance	—	5,751,638	108,569
(1)
As of December 31, 2023, 100% of the Class I OP Units are held by the General Partner.

Year ended December 31, 2022 (Successor)	General Partner Interests	Limited Partner Interests
		Class A OP Units
Beginning balance	—	373,033
Ending balance	—	373,033

For the period from September 2, 2021 to December 31, 2021 (Successor)	General Partner Interests	Limited Partner Interests
		Class A OP Units
Beginning balance	—	373,033
Ending balance	—	373,033

NOTE 7 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the years ended December 31, 2023 (Successor) and 2022 (Successor) and for the period from September 2, 2021 to December 31, 2021 (Successor).

	Year Ended December 31, 2023 (Successor)	Year Ended December 31, 2022 (Successor)	For the Period from September 2, 2021 to December 31, 2021 (Successor)
Distributions paid	$9,590	$12,131	$190,026
Distributions accrued	$9,097	$12,131	$191,037

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

DST Investors were entitled, based on their respective DST Interest, to monthly cash distributions payable by the DST, net of amounts required to pay and reimburse the Trustees and related expenses and retain amounts necessary to pay anticipated ordinary current and future expenses of the DST. Such cash flow, if available, was distributed on a monthly basis.

The table below presents the distribution paid and accrued to DST Investors for the period from January 1, 2021 to September 1, 2021 (Predecessor).

For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Distributions paid	$12,090
Distributions accrued	$12,213

NOTE 8 – LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical office properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical office leases, as of December 31, 2023 (Successor), range from 4.2 years to 14.2 years. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.
Medical office leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Operating Partnership for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Operating Partnership and recoverable under the terms of the lease. Under these leases, the Operating Partnership pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Student housing properties are typically leased by the bed on an individual lease liability basis and require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Operating Partnership for certain costs, primarily the tenant’s share of utilities expenses, incurred by the Operating Partnership. Under leases where all expenses are paid by the Operating Partnership, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As per ASC 842, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental revenue. The combined lease component and reimbursements for insurance and taxes are reported as rental revenue on the consolidated and combined statements of operations and comprehensive income (loss).

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated and combined statements of operations and comprehensive income (loss).

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Year Ended December 31, 2023 (Successor)	Year Ended December 31, 2022 (Successor)	For the Period from September 2, 2021 to December 31, 2021 (Successor)	For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Rental revenue - fixed payments	$25,836	$21,796	$7,284	$14,069
Rental revenue - variable payments (a)	2,688	2,171	673	1,226
Amortization of acquired above- and below-market leases, net	1,389	1,389	463	609
Rental revenue	$29,913	$25,356	$8,420	$15,904
(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of December 31, 2023 (Successor) for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2024	$19,978
2025	20,314
2026	20,657
2027	21,172
2028	20,316
Thereafter	72,028
Total	$174,465

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor):

Tenant	Year Ended December 31, 2023 (Successor)	Year Ended December 31, 2022 (Successor)	For the Period from September 2, 2021 to December 31, 2021 (Successor)	For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Ironwood Physicians, P.C.	18%	21%	21%	22%
Memorial Hermann Health System	12%	14%	14%	13%

Geographic Concentration

As of both December 31, 2023 (Successor) and 2022 (Successor), Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical office properties.

Lease Expense as a Lessee

The Operating Partnership is a lessee under three ground leases.

Phoenix Property Ground Lease

The Phoenix property ground lease, which commenced on July 7, 1993 and extends through July 6, 2092, was assumed as part of a property purchased by Arizona Healthcare DST (“Arizona DST”) on June 6, 2018 (Predecessor). When Arizona DST assumed the lease, Arizona DST considered the lease terms and lease classification and accounted for the ground lease as an operating lease with an established lease term and payment schedule. At June 6, 2018 (Predecessor), Arizona DST recorded an operating lease liability of $1,516 and an operating lease right-of-use asset of $2,168 on its balance sheet. The operating lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 5.08% which the Arizona DST considered reasonable and within the range of the Arizona DST’s incremental borrowing rate. The operating lease right-of-use asset included acquired below-market ground lease intangibles of $652.

On September 2, 2021 (Successor), the date of the Roll-up Transaction, the Operating Partnership reconsidered the lease terms and lease classification and accounted for the ground lease as an operating lease with an established lease term and payment schedule. At September 2, 2021 (Successor), the Operating Partnership recorded an operating lease liability of $1,687 and an operating lease right-of-use asset of $2,395 on its consolidated balance sheet. The operating lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 4.75% which the Operating Partnership considers reasonable and within the range of the Operating Partnership’s incremental borrowing rate. The operating lease right-of-use asset included acquired below-market ground lease intangibles of $708.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The remaining lease term for the Phoenix property ground lease is 69 years as of December 31, 2023 (Successor).

Jordan Valley Medical Center Ground Lease

The Jordan Valley Medical Center ground lease, which commenced on October 8, 2015 and extends through October 7, 2114 with three 15-year renewal options (which the Operating Partnership assumes will be exercised), was assumed as part of a property purchased by Healthcare Portfolio II DST (“Healthcare II DST”) on January 23, 2017 (Predecessor). When Healthcare II DST assumed the lease, Healthcare II DST considered the lease terms and lease classification and accounted for the ground lease as an operating lease. The entire rent for the ground lease has been paid before the lease was assumed. Therefore no lease liability has been recorded in the financial statements. At January 23, 2017 (Predecessor), Healthcare DST II recorded an operating lease right-of-use asset of $630, which represents the acquired below-market ground lease intangibles.

On September 2, 2021 (Successor), the date of the Roll-up Transaction, the Operating Partnership reconsidered the lease terms and lease classification and recorded an operating lease right-of-use asset of $1,105, which represents the acquired below-market ground lease intangibles.

The remaining lease term, including extensions, for the Jordan Valley Medical Center ground lease is 136 years as of December 31, 2023 (Successor).

Saint Elizabeth Medical Center Ground Lease

The Saint Elizabeth Medical Center ground lease, which commenced on January 17, 2017 and extends through December 31, 2077 with two 15-year renewal options (which the Operating Partnership assumed will be exercised), was assumed as part of a property purchased by Healthcare Portfolio VII DST (“Healthcare VII DST”) on December 20, 2018 (Predecessor). When Healthcare VII DST assumed the lease, Healthcare VII DST considered the lease terms and lease classification and accounted for the ground lease as a finance lease with an established lease term and payment schedule. At December 20, 2018 (Predecessor), Healthcare VII DST recorded a finance lease liability of $2,554 and a finance lease right-of-use asset of $2,086 on its balance sheet. The finance lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 5.21% which the Healthcare VII DST considered reasonable and within the range of the Healthcare VII DST’s incremental borrowing rate. The finance lease right-of-use asset was recorded net of the acquired above-market ground lease intangibles of $468.

On September 2, 2021 (Successor), the date of the Roll-up Transaction, the Operating Partnership reconsidered the lease terms and lease classification and accounted for the ground lease as a finance lease with an established lease term and payment schedule. At September 2, 2021 (Successor), the Operating Partnership recorded a finance lease liability of $2,730 and a finance lease right-of-use asset of $2,230 on its consolidated balance sheet. The finance lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 5.06% which the Operating Partnership considers reasonable and within the range of the Operating Partnership’s incremental borrowing rate. The finance lease right-of-use asset was recorded net of the acquired above-market ground lease intangibles of $500.

The remaining lease term, including extensions, for the Saint Elizabeth Medical Center ground lease is 84 years as of December 31, 2023 (Successor).

For the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor), total rent expense was $318, $317, $102 and $205, respectively, recorded in property operating expenses on the consolidated and combined statements of operations and comprehensive income (loss).

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor):

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

	Year Ended December 31, 2023 (Successor)	Year Ended December 31, 2022 (Successor)	For the Period from September 2, 2021 to December 31, 2021 (Successor)	For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Operating cash flows - operating leases	$65	$61	$20	$41
Operating cash flows - finance leases	$105	$105	$35	$70

For the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor), total finance lease cost was comprised as follows:

	Year Ended December 31, 2023 (Successor)	Year Ended December 31, 2022 (Successor)	For the Period from September 2, 2021 to December 31, 2021 (Successor)	For the Period from January 1, 2021 to September 1, 2021 (Predecessor)
Amortization of finance lease right-of-use asset	$56	$58	$16	$38
Interest on finance lease liability	141	139	46	91
Total finance lease cost	$197	$197	$62	$129

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of December 31, 2023 (Successor) and 2022 (Successor):

	December 31, 2023 (Successor)	December 31, 2022 (Successor)
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(129)	(74)
Finance lease right-of-use asset, net of amortization	$2,101	$2,156

Lease payments for the ground leases as of December 31, 2023 (Successor) for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2024	$67	$105
2025	67	105
2026	67	105
2027	67	121
2028	70	121
Thereafter	6,758	16,703
Total undiscounted lease payments	$7,096	$17,260
Less: Amount representing interest	(5,365)	(14,448)
Present value of lease liability	$1,731	$2,812

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both December 31, 2023 (Successor) and December 31, 2022 (Successor), the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the years ended December 31, 2023 (Successor) and 2022 (Successor), for the period from September 2, 2021 to December 31, 2021 (Successor) and for the period from January 1, 2021 to September 1, 2021 (Predecessor). Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Year ended December 31,		For the Period from September 2, 2021 to December 31,	Unpaid amounts as of December 31,		For the Period from January 1, 2021 to September 1,
		2023 (Successor)	2022 (Successor)	2021 (Successor)	2023 (Successor)	2022 (Successor)	2021 (Predecessor)
General and administrative reimbursements	(a)	$710	$65	$772	$130	$38	$—
Loan costs	(b)	$—	$—	$2,751	$—	$—	$—
Acquisition related costs		$10	$—	$—	$10	$—	$—
Offering Costs	(c)	$207	$53	$—	$10	$20	$—

Property management fees		$557	$532	$139	$4	$—	$333
Property operating expenses	(d)	37	43	46	—	32	33
Construction management fees		58	—	—	—	—	—
Total property management related costs	(e)	$652	$575	$185	$4	$32	$366

Advisor management fee	(f)	$900	$930	$302	$183	$239	$492

Other	(g)	$—	$—	$—	$—	$290	$—
(a)
The Advisor and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Advisor or its related parties relating to the Operating Partnership’s administration. Such costs are included in general and administrative expenses in the consolidated and combined statements of operations and comprehensive income (loss). General and administrative reimbursements include certain costs directly paid by IPC to third parties that are reimbursable by the Operating Partnership. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(b)
The Advisor and its related parties are or were entitled to reimbursement for certain legal costs and financing fees related to securing financing for the Operating Partnership/Predecessor. Such costs are capitalized as debt issuance costs on the consolidated balance sheets and amortized into interest expense on the consolidated and combined statements of operations and comprehensive income (loss) over the term of the related financing. Loan costs include certain costs directly paid by IPC to third parties that are reimbursable by the Operating Partnership. Unpaid amounts are included in due to related parties in the consolidated balance sheets.
(c)
The Operating Partnership pays offering costs to certain related parties, for the Operating Partnership as well as the General Partner, attributable to the preparation of the Registration Statement and registration and qualification of the General Partner’s common stock under federal and state laws. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(d)
Property operating expenses include certain expenses directly paid by IPC to third parties that are reimbursable by the Operating Partnership.
(e)
For each property that is managed by Inland Commercial Real Estate Services LLC (the “Property Manager”), the Operating Partnership pays a monthly property management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, 5.0% of the base rent for one of the properties, and up to 3.9% of the gross income from any other property type. The

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Property Manager may, in its sole discretion, waive fees with respect to a particular property. For each property that is managed directly by the Property Manager or its affiliates, the Operating Partnership pays the Property Manager a separate leasing fee, if applicable. Further, in the event that the Operating Partnership engages its Property Manager to provide construction management services for a property, the Operating Partnership pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Operating Partnership also reimburses the Property Manager and its affiliates for property-level expenses that they pay or incur on the Operating Partnership’s behalf, including the salaries, bonuses and benefits of persons performing services for the Property Manager and its affiliates except for the salaries, bonuses and benefits of person who also serve as an executive officer of the Property Manager or the Operating Partnership. Property management fees and reimbursable expenses are included in property operating expenses in the consolidated and combined statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(f)
Each DST paid a monthly asset management fee, out of the gross income generated by the Properties, to the respective Asset Manager in the amount provided in the asset management agreement. Prior to August 1, 2023, the Operating Partnership paid the Advisor an annual business management fee equal to 0.25% of its “initial partnership assets”, which was payable monthly in an amount equal to 0.0208% of its initial partnership assets as of the last day of the immediately preceding month. “Initial partnership assets” means, for any period, the average of the aggregate book value of the assets of the Operating Partnership, including all intangibles and goodwill, invested, directly or indirectly, in equity interest in, and loans secured by, real estate assets, and all consolidated and unconsolidated joint ventures or other partnerships, before non-cash charges such as depreciation, amortization, impairments and bad debt reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and the Advisor entered into the Advisory Agreement, which is effective from August 1, 2023. Per the Advisory Agreement, the Operating Partnership or the General Partner will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T units, Class S units, Class D units and Class I units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the General Partner or Class I units of the Operating Partnership. The asset management fee, business management fee and the management fee are included within Advisor management fee in the consolidated and combined statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(g)
Represents amount due to IPC for net assumed assets and liabilities related to the University Lofts acquisition.

Limited Partnership Agreement

On August 24, 2023, the General Partner entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership, which amends and restates the Limited Partnership Agreement entered into as of June 21, 2021. In connection with the Amended and Restated Limited Partnership Agreement, the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership provides for the Special Limited Partner to receive an allocation from the Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I Operating Partnership units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the General Partner’s prospectus dated September 28, 2023 (the “Prospectus”)) and (b) with respect to Class A Operating Partnership units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Catch-Up (each term as defined in the Prospectus). The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any Operating Partnership units redeemed during the year, which are subject to the performance participation allocation upon redemption. The loss carryforward at December 31, 2023 is $1,237. The Special Limited Partner had not earned a performance participation allocation as of December 31, 2023.

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

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The Credit Facility provides for loan advances in an aggregate amount not to exceed $22,500, with a maturity date of November 30, 2024 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default (the “Loan”). The daily balance of the Loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership. As of December 31, 2023 (Successor), the Operating Partnership has not made any drawings on the Credit Facility.

Related Party Loan

On December 15, 2021, IPC borrowed $20,000 from the Operating Partnership under a promissory note agreement (the “Note”) that consisted of a revolving credit facility to borrow up to $20,000. The Note bore an interest rate of 8.00% per annum, payable monthly, in arrears, commencing on January 1, 2022 and on the first day of each month thereafter. The principal amount of loan was payable, along with all accrued and unpaid interest, on March 14, 2022, the maturity date of the Note, at which point the loan was repaid in full. Interest income of $324 and $76 on the Note for the year ended December 31, 2022 (Successor) and for the period from September 2, 2021 to December 31, 2021 (Successor), respectively, is included within interest and other income in the consolidated and combined statements of operations and comprehensive income (loss).

Class A OP Units held by Affiliates

As of December 31, 2023 (Successor) and December 31, 2022 (Successor), 75,484 Class A OP Units and 2,794 Class A OP Units (prior to the unit split described in Note 6), respectively, which represents 1.31% and 0.75%, respectively, of the total Class A OP Units, were held by IPC and its affiliates. Such Class A OP Units were issued in the Roll-Up Transaction described in Note 1.

Due from Related Parties

As of December 31, 2023 (Successor) and 2022 (Successor), $166 and zero, respectively, of cash due from an affiliate is included in due from related parties in the consolidated balance sheets.

Acquisitions

On December 1, 2022, the Operating Partnership acquired University Lofts from an affiliate of the Operating Partnership. See Note 3 - Acquisitions for further information.

NOTE 11 – EQUITY-BASED COMPENSATION

On October 2, 2023, the General Partner granted its independent directors a total of 935 restricted Class I shares under its DCP with a total value of $23. The restricted shares will vest on October 2, 2024. As a result of the grant, the Operating Partnership issued 935 Class I restricted units to the General Partner on October 2, 2023. Compensation expense associated with the restricted units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with the restricted units issued to the General Partner was $6 for the year ended December 31, 2023 (Successor). As of December 31, 2023 (Successor), the

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

General Partner had $17 of unrecognized compensation expense related to the restricted units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to restricted units will be recognized is 0.8 years.

NOTE 12 – FAIR VALUE MEASUREMENTS

The Operating Partnership has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies the Operating Partnership believes to be appropriate for these purposes.

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2023 (Successor) and 2022 (Successor).

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2023 (Successor)
Interest rate swap agreements - Other assets	$—	$6,589	$—	$6,589
Interest rate cap agreements - Other assets	$—	$4,607	$—	$4,607
Interest rate swap agreements - Other liabilities	$—	$(116)	$—	$(116)
December 31, 2022 (Successor)
Interest rate swap agreements - Other assets	$—	$9,056	$—	$9,056
Interest rate cap agreements - Other assets	$—	$6,635	$—	$6,635

The fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Operating Partnership also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements which utilize Level 3 inputs, such as estimates of current credit spreads. The Operating Partnership has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative interest rate swap and interest rate cap agreements and therefore has classified these in Level 2 of the hierarchy.

NOTE 13 – SEGMENT REPORTING

As of December 31, 2023 (Successor), the Operating Partnership operates in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. The Operating Partnership believes that segment net operating income is a key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment.

Prior to the acquisition of University Lofts on December 1, 2022, the Operating Partnership managed its operations on an aggregated, single segment basis for purposes of assessing performance and making operational decisions and, accordingly, had only one reporting and operating segment.

The following table details the total assets by reportable segment as of December 31, 2023 (Successor) and 2022 (Successor):

	December 31, 2023 (Successor)	December 31, 2022 (Successor)
Healthcare	$388,543	$406,266
Education	36,042	38,349
Corporate and other	7,211	11,224
Total assets	$431,796	$455,839

The following table details the financial results by reportable segment for the year ended December 31, 2023 (Successor):

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

	Healthcare	Education	Total
Revenues:
Rental revenue	$25,312	$4,601	$29,913
Other property revenue	108	—	108
Total revenues	25,420	4,601	30,021

Expenses:
Property operating expenses	1,925	1,799	3,724
Real estate tax expense	1,018	362	1,380
Total expenses	2,943	2,161	5,104

Segment net operating income	$22,477	$2,440	$24,917

Depreciation and amortization	$(14,927)	$(2,589)	$(17,516)

General and administrative expenses			$(2,286)
Advisor management fee			(900)
Interest expense			(11,577)
Interest and other income			38
Net loss			$(7,324)

The following table details the financial results by reportable segment for the year ended December 31, 2022 (Successor):

	Healthcare	Education	Total
Revenues:
Rental revenue	$24,961	$395	$25,356
Other property revenue	17	—	17
Total revenues	24,978	395	25,373

Expenses:
Property operating expenses	1,920	118	2,038
Real estate tax expense	864	32	896
Total expenses	2,784	150	2,934

Segment net operating income	$22,194	$245	$22,439

Depreciation and amortization	$(15,189)	$(351)	$(15,540)

General and administrative expenses			$(722)
Advisor management fee			(930)
Interest expense			(8,552)
Interest and other income			327
Net loss			$(2,978)

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Operating Partnership has evaluated events that occurred through March 20, 2024, which is the date of issuance of these financial statements, to determine whether any of these events required disclosure in the financial statements.

Private Placement

On February 13, 2024, the Operating Partnership initiated a tender offer pursuant to which it will seek to acquire all of the beneficial interests (“Storage Interests”) in Self-Storage Portfolio V DST (the “Storage Trust”), a DST whose trustee is Self-Storage Portfolio V

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Exchange, L.L.C. (the “Storage Trustee”), an affiliate of the General Partner’s external advisor, from investors in such Trust (the “Storage Investors”) in exchange for cash, Class T units, Class S units, Class D units, or Class I units (the “Storage Transaction”).

The Storage Trust indirectly owns four self-storage properties (the “Storage Properties”) with a total appraised value from an independent appraiser of $43,800. Two of the Storage Properties are located in Montgomery, Alabama and two of the Storage Properties are located in the Atlanta, Georgia metropolitan area. In total, the Storage Properties are comprised of 2,275 storage units (unaudited), including 1,810 climate-controlled units (unaudited), that encompass 250,610 square feet (unaudited).

The Operating Partnership is offering to buy the Storage Interests at an aggregate purchase price of approximately $25,491, which is equal to the independently appraised value of the Storage Properties less the indebtedness secured by the Storage Properties and the anticipated expenses arising in the Storage Transaction. Following the completion of the Storage Transaction, which is anticipated to occur on or about April 1, 2024, the Operating Partnership will own all Storage Interests in the Storage Trust.

The OP Units offered in connection with the Storage Transaction will be offered by the Operating Partnership pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended.

Dealer Manager Agreement

In connection with the Storage Transaction, on February 13, 2024, the Operating Partnership, the General Partner, and the Dealer Manager entered into a dealer manager agreement under which the OP Units will be sold through the Dealer Manager to the Storage Investors electing to receive OP Units.

Purchase Obligation Agreement

In connection with the Storage Transaction, on February 13, 2024, the Operating Partnership entered into a purchase obligation agreement (the “Storage Purchase Obligation Agreement”) with, among other parties, the Storage Trust, the Storage Trustee and IPC as a joinder party. Pursuant to the terms of the Storage Purchase Obligation Agreement, in the event a Storage Investor does not elect to receive cash or OP Units in exchange for its Storage Interests as described above, the Operating Partnership will pay the Storage Trust the amount needed to purchase all Storage Interests held by such Storage Investor and the Storage Trustee will cause the Storage Trust to use such funds to redeem all Interests held by such Storage Investor.

Second Amended and Restated Limited Partnership Agreement

As mentioned above, the Operating Partnership will offer OP Units to the Storage Investors in exchange for their Storage Interests. On February 13, 2024, the General Partner, the Special Limited Partner, and the limited partners of the Operating Partnership amended the agreement of limited partnership of the Operating Partnership (the “Second Amended OP Agreement”) to provide that OP Units received by investors in connection with an acquisition of beneficial interests of a DST sponsored by IPC will automatically convert into a number of Class I units equal to the Class T Conversion Rate, Class S Conversion Rate or Class D Conversion rate (as applicable) (as each such term is defined in the Second Amended OP Agreement) at the end of the month in which the Dealer Manager and/or the General Partner, in conjunction with the Operating Partnership’s transfer agent, determines that the distribution fees paid with respect to such OP Units would equal or exceed, in the aggregate, 8.75% (or a lower a limit agreed upon in the applicable selling agreement between the Dealer Manager and the participating broker-dealer that sold such OP Units) of the value of the limited partner’s OP Units received by the limited partner at the closing of the transaction, as recorded on the Operating Partnership’s books and records. The Second Amended OP Agreement also provides that if such OP Units have not converted into Class I units, such OP Units will automatically and without any action on the part of the holder thereof convert into a number of Class I units with an equivalent NAV as such Operating Partnership on the earliest of (i) a listing of Class I shares of the General Partner’s common stock, (ii) the General Partner’s merger or consolidation

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands)

with or into another entity in which the General Partner is not the surviving entity or (iii) the sale or other disposition of all or substantially all of the General Partner’s assets.

Tax Protection Arrangements

The General Partner and the Operating Partnership have offered to those Storage Investors that elect to receive OP Units the opportunity to enter into a tax protection agreement.

Director Stock Awards

On March 19, 2024, the General Partner granted its independent directors a total of 2,387 restricted Class I shares of the General Partner with a total value of $60. The restricted shares will vest on March 19, 2025. The Operating Partnership issued 2,387 Class I OP Units to the General Partner as a result of the grant.