Form 10-Q
period 2024-03-31
IPC Alternative Real Estate Income Trust, Inc.
filed 2024-05-15
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

Yes ☐ No ☒

As of May 14, 2024, the registrant had the following shares of common stock outstanding: 3,862 shares of Class T common stock, 0 shares of Class S common stock, 0 shares of Class D common stock, 115,202 shares of Class I common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Assets:
Investment in Operating Partnership	$2,754	$2,651
Distributions receivable from Operating Partnership	10	10
Total assets	$2,764	$2,661

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$10	$10
Total liabilities	10	10

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 114,986 and 108,569 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	2,882	2,722
Accumulated deficit	(109)	(29)
Accumulated other comprehensive loss	(20)	(43)
Total equity	2,754	2,651
Total liabilities and equity	$2,764	$2,661

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2024

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(50)
Net loss	$(50)

Net loss per common share, basic and diluted	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	110,953

Comprehensive income (loss):
Net loss	$(50)
Comprehensive income from Operating Partnership	23
Comprehensive loss	$(27)

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the three months ended March 31, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	$—	$—	$—	$—	$1	$—	$2,722	$(29)	$(43)	$2,651
Proceeds from issuance of common stock	—	—	—	—	—	—	100	—	—	100
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	—	—	—
Common stock distributions declared	—	—	—	—	—	—	—	(30)	—	(30)
Equity-based compensation	—	—	—	—	—	—	60	—	—	60
Net loss	—	—	—	—	—	—	—	(50)	—	(50)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	23	23
Balance at March 31, 2024	$—	$—	$—	$—	$1	$—	$2,882	$(109)	$(20)	$2,754

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENT OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

Three Months Ended March 31, 2024
Cash flows from operating activities:
Net loss	$(50)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	50
Net cash flows provided by operating activities	—

Cash flows from investing activities:
Investment in Operating Partnership	(100)
Distributions from investment in Operating Partnership	30
Net cash flows used in investing activities	(70)

Cash flows from financing activities:
Proceeds from issuance of common stock	100
Distributions paid to common stockholders	(30)
Net cash flows provided by financing activities	70

Net change in cash and cash equivalents	—
Cash and cash equivalents, at beginning of the period	—
Cash and cash equivalents, at end of the period	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$10

Equity-based compensation – Restricted stock issued and investment in Operating Partnership	$60

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited, dollar amounts in thousands, except share data and per share amounts)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. Balance sheet data as of December 31, 2023 was derived from the audited financial statements, but does not include all disclosures required by GAAP. Readers of this Quarterly Report should refer to the audited financial statements of IPC Alternative Real Estate Income Trust, Inc. (the “Company”) for the period ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Company was incorporated on June 12, 2023 as a Maryland corporation and intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company was originally formed on June 17, 2021 as a Delaware limited liability company named Inland Private Capital Alternative Assets Fund, LLC and converted to a Maryland corporation on June 12, 2023. The Company is the sole general partner of IPC Alternative Real Estate Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) (originally formed under the name IPC Alternative Assets Operating Partnership, LP). The Company has no employees.

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

On September 28, 2023, the Company’s Registration Statement on Form S-11 (File No. 333-272750) with respect to the Company’s public offering was declared effective by the SEC. The Company has registered an offering of up to $1,250,000 in shares of common stock with the SEC, consisting of up to $1,000,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). The Company is offering to sell any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

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

As of March 31, 2024, the Company holds 114,986 Class I units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, except as noted below.

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

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that are currently required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact of ASU 2023-07 on the Company’s financial statements.

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

NOTE 3 – Investment in OPERATING PARTNERSHIP

During the three months ended March 31, 2024, the Company contributed $160, which includes $60 for the issuance of restricted units, to the Operating Partnership and received 6,417 Class I OP Units. In determining whether the Company has a controlling financial interest in the Operating Partnership, the Company considered whether the Operating Partnership is a variable interest entity and whether the Company is the primary beneficiary. Even though the Company has the power to direct the most significant activities impacting the economic performance of the Operating Partnership, the Company lacks the obligation to absorb losses or the right to receive benefits of the Operating Partnership that could potentially be significant to the Operating Partnership. As such, the Company’s investment in the Operating Partnership is accounted for using the equity method of accounting. Management evaluates reconsideration events as they occur. Reconsideration events include, among other criteria, changes in the capital balances of the Operating Partnership.

As of March 31, 2024 and December 31, 2023, the Operating Partnership owned 30 medical office building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties are located in 10 states. The Operating Partnership has no employees.

The Company’s investment in the Operating Partnership as of March 31, 2024 was as follows:

		Carrying Amount
	Ownership Percentage (1)	March 31, 2024 (2)
Class I OP Units	2.0%	$2,754
(1)
Represents Class I OP Units as a percentage of total OP Units outstanding at the Operating Partnership. As of March 31, 2024, the Operating Partnership had issued Class A OP Units and Class I OP Units, and 100% of the Class I OP Units were held by the Company.
(2)
Excludes $197 of basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The accretion of the basis difference was $1 for the three months ended March 31, 2024, and is included within loss from Operating Partnership in the accompanying statement of operations and comprehensive loss.

The Company’s investment in the Operating Partnership as of December 31, 2023 was as follows:

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

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the three months ended March 31, 2024 was as follows:

Three Months Ended March 31, 2024
IPC Alternative Real Estate Operating Partnership, LP	$(50)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Total assets	$433,673	$431,796
Total liabilities	$283,353	$276,429
Total partners’ capital	$150,320	$155,367

The following table provides the summarized income statement of the Operating Partnership for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Total revenues	$7,278
Net loss	$(2,591)

NOTE 4 – EQUITY

As of March 31, 2024, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares,

500,000,000 of which are classified as Class I shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

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

The Company is not offering Class A shares in the Offering, and the Company had no Class A shares outstanding as of March 31, 2024. However, pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Operating Partnership to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

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

Less than $1 of distributions were reinvested through the DRP during the three months ended March 31, 2024.

Share Repurchase Plan

The Company has adopted a share repurchase plan (“SRP”), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. In the event that the Company, in its sole discretion, elects to issue Class A shares to holders of OP Units seeking redemption, the Company expects to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D and Class I shares. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the board of directors of the Company may modify or suspend the SRP if in its reasonable judgment it deems such action to be in the Company’s best interest.

There were no repurchases through the SRP for the three months ended March 31, 2024.

Share Activity for Common Stock and Preferred Stock

The following table details the change in the Company’s outstanding shares of all classes of common and preferred stock:

For the three months ended March 31, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	108,569	—
Issuance of shares	—	—	—	—	4,028	—
Distribution reinvestment	—	—	—	—	2	—
Issuance of restricted shares (Note 7)	—	—	—	—	2,387	—
Ending balance	—	—	—	—	114,986	—

Distributions

The following table details the aggregate distributions declared per share for each applicable class of stock for the three months ended March 31, 2024:

Class I Shares
Aggregate distributions declared per share	$0.2655

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for the three months ended March 31, 2024, no additional shares related to restricted shares were included in the computation of Diluted EPS.

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

Related Party Share Ownership

As of both March 31, 2024 and December 31, 2023, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of March 31, 2024.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025

Under the Company’s independent director compensation plan (the “DCP”), restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. There were no restricted shares that vested during the three months ended March 31, 2024.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at December 31, 2023	935
Granted (at grant date fair value of $25.01 per share)	2,387
Vested	—
Outstanding at March 31, 2024	3,322

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2024 and December 31, 2023, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Acquisitions by the Operating Partnership

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage V Properties”) from an affiliate of the Company, for a total purchase price of $43,804, including $17,634 of assumed loans and corresponding swaps with First Merchants Bank. Storage V Properties are comprised of 2,275 storage units, including 1,810 climate-controlled units, that encompass 250,610 square feet.

As part of the consideration, the Operating Partnership issued 4,381 Class T OP Units and 91,711 Class I OP Units. After holding the OP Units received in the acquisition for two years, the holders of such OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units in exchange for shares of the Company’s common stock or cash, as determined by the Company in its sole discretion.

The Storage V Properties are managed by Inland Devon Self Storage Holdings LLC, an affiliate of IREIC.

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway Bank for an aggregate principal amount of $28,000 (the “Parkway Storage V Mortgage Loan”). The proceeds of the Parkway Storage V Mortgage Loan were used to repay the assumed loans with First Merchants Bank. On April 26, 2024, the Operating Partnership also settled the corresponding swaps with First Merchants Bank. The Parkway Storage V Mortgage Loan bears interest at a rate equal to 5.80% per annum and matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

Distributions

On April 29, 2024, the Company announced that the board of directors authorized a distribution on the Company’s Class I common stock in the amount of $0.0885 per share to stockholders of record of the Company as of April 30, 2024, that the Company paid on or about May 3, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of IPC Alternative Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 and elsewhere in this Quarterly Report on Form 10-Q.

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

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through March 31, 2024. Our entire activity from inception through March 31, 2024 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in this Offering, we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of our shares sold. As of March 31, 2024, we hold 114,986 Class I OP Units, representing a 2.0% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part II Item 5 in this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

The Operating Partnership

The Operating Partnership was originally formed on June 21, 2021 as a Delaware limited partnership. The Operating Partnership acquired 30 medical office properties on September 2, 2021 through a “roll-up” transaction with eight separate programs sponsored by an affiliate of the Company's sponsor. In exchange for the properties, the Operating Partnership issued 373,033 OP Units (prior to the unit split as described below) to the Delaware statutory trusts that owned the properties, which were subsequently distributed to the investors in those trusts. In addition, on December 1, 2022, the Operating Partnership acquired City Lofts on Laclede Student Housing (“University Lofts”) in St. Louis, MO for a purchase price of $39.1 million, including the assumed Parkway UL Mortgage Loan (as defined below) of $22 million, which was the original principal amount of the loan, in connection with the acquisition. Effective July 31, 2023, the Operating Partnership effected a unit split for each OP Unit resulting in 5,815,959 Class A OP Units outstanding. The Operating Partnership has no employees.

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage V Properties”) from an affiliate of the Company, for a total purchase price of $43.8 million, including $17.6 million of assumed loans and corresponding swaps with First Merchants Bank. Storage V Properties are comprised of 2,275 storage units, including 1,810 climate-controlled units, that encompass 250,610 square feet. On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway Bank for an aggregate principal amount of $28,000 (the “Parkway Storage V Mortgage Loan”). The proceeds of the Parkway Storage V Mortgage Loan were used to repay the assumed loans and settle the corresponding swaps with First Merchants Bank.

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

The Operating Partnership is governed by the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated February 13, 2024 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”). On August 24, 2023, IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, was admitted as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10,000 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership provides for the Special Limited Partner to receive an allocation from the Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I OP Units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the Prospectus) and (b) with respect to Class A OP Units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Catch-Up (each term as defined in the Company’s Prospectus).

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

The following discussion and analysis is based on the consolidated financial statements for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part II Item 5 in this Quarterly Report on Form 10-Q.

As of March 31, 2024 and December 31, 2023, the Operating Partnership operates in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually.

As of March 31, 2024 and December 31, 2023, the Operating Partnership had total assets of $433.7 million and $431.8 million, respectively, and owned 30 medical office building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties are located in 10 states. A majority of the Operating Partnership’s medical office properties are single-tenant medical office buildings. For the three months ended March 31, 2024, medical office buildings and the student housing property represented 83.5% and 16.5%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2023, medical office buildings and the student housing property represented 84.7% and 15.3%, respectively, of the Operating Partnership’s total revenues. As of March 31, 2024, medical office buildings and the student housing property were 100% and 99.8% leased, respectively. As of December 31, 2023, all of the Operating Partnership’s portfolio properties were 100% leased.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Overview of Operating Partnership’s Portfolio

As of March 31, 2024, the Operating Partnership’s real property portfolio consisted of 31 properties totaling approximately 746,601 square feet of medical office buildings and one student housing property with 406 student housing beds. These properties are located in 14 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of March 31, 2024:

Property	Number of Properties	Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.8%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.7%	56,173	7.5%	100.0%
Connecticut	2	5.3%	112,369	15.1%	100.0%
Dallas, TX	1	1.6%	16,050	2.1%	100.0%
Garden City, NY	1	2.8%	16,920	2.3%	100.0%
Greendale, IN	1	2.3%	24,722	3.3%	100.0%
Houston, TX	2	13.6%	88,450	11.8%	100.0%
Indianapolis, IN	1	3.0%	42,187	5.7%	100.0%
Oklahoma City, OK	1	4.3%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	28.9%	199,958	26.8%	100.0%
Raleigh, NC	1	1.8%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	8.1%	71,995	9.6%	100.0%
Salt Lake City MSA, UT	2	6.9%	54,758	7.3%	100.0%
Healthcare Total	30	88.1%	746,601	100.0%

Education			Beds	Percentage of Beds
St. Louis, MO	1	11.9%	406	100.0%	99.8%
Portfolio Total	31	100.0%
(1)
Based on fair value as of March 31, 2024.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of March 31, 2024.
(3)
“MSA” refers to metropolitan statistical area.

As of March 31, 2024, all of the properties listed in the table were owned in fee simple, with the exception of the following:

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
•
The Operating Partnership owns a leasehold interest in a medical office property located in West Jordan, Utah, as well as a fee simple interest in the improvements located thereon. The ground lessor is Jordan Valley Medical Center, L.P. The ground lease has a term of 99 years, expiring on October 7, 2114, with three 15-year renewal options. Base rent over the first 15 years of the ground lease term is $360; however, the entirety of this amount has been paid.

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

Lease Expirations

As of March 31, 2024, the weighted-average remaining term of the Operating Partnership’s total leased commercial portfolio was approximately 7.9 years based on annualized base rent and 8.0 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical office properties for leases in place as of March 31, 2024, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the student housing property, as substantially all leases at the student housing property expire within 12 months.

Year Ending December 31	Number of Expiring Leases	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Based Rent ($)(1)	Percentage of Total Annualized Based Rent
2024 (remainder of the year)	—	—	—	$—	—
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	3	75,973	10.2%	2,176	10.4%
2029	2	42,442	5.7%	1,314	6.3%
2030	2	71,851	9.6%	1,893	9.0%
2031	5	98,935	13.2%	3,129	14.9%
2032	8	252,171	33.8%	6,193	29.6%
2033	9	164,457	22.0%	5,324	25.4%
Thereafter	3	40,772	5.5%	915	4.4%
Total	32	746,601	100.0%	$20,944	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of March 31, 2024, multiplied by 12.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of March 31, 2024, there were three tenants that represented more than 10.0% of the Operating Partnership’s portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of March 31, 2024.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percent of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$4,844	23.1%	$33.12
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.3%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,254	6.0%	34.46
Starling Physicians, P.C.	2	112,369	15.0%	1,247	6.0%	11.10
Surgical Hospital of Oklahoma	1	33,500	4.5%	1,046	5.0%	31.21
Banner Health	1	29,350	3.9%	915	4.4%	31.19
Jordan Valley Medical Center LP	1	25,056	3.4%	866	4.1%	34.55
Community Hospitals of Indiana	1	42,187	5.6%	838	4.0%	19.86
NYU School of Medicine	1	16,920	2.3%	723	3.5%	42.74
Emerus Community Hospital	1	16,388	2.2%	716	3.4%	43.69
Total	20	546,850	73.2%	$15,656	74.8%	$28.63

Liquidity and Capital Resources – Operating Partnership

General

The Operating Partnership’s primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans or lines of credit	•	Cash receipts from tenants
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Capital contribution from General Partner
•	Organization and offering expenses	•	Proceeds from issuance of securities
•	Distributions to unitholders	•	Proceeds from related party line of credit
•	Payments for redemptions of OP Units	•	Proceeds from sales of real estate (if any)
•	Fees payable to the Advisor and property managers
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or indirectly through the purchase of equity interests in a DST, or through joint ventures

As of March 31, 2024, the Operating Partnership was not actively marketing for sale any properties.

As of March 31, 2024 and December 31, 2023, the Operating Partnership had total debt outstanding of $245.4 million and $239.3 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 3.83% and 3.60% per annum, respectively. The debt consists of (i) a secured term loan in an original principal amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time, (ii) a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time, and (iii) a loan in the original principal amount of $22 million (the “Parkway UL Mortgage Loan”) with Parkway Bank and Trust Company. On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27.8 million. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of certain fees and expenses and certain other conditions. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

At March 31, 2024 and December 31, 2023, the Operating Partnership’s cash and cash equivalents balance was $11.7 million and $6.7 million, respectively.

As of March 31, 2024 and December 31, 2023, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the three months ended March 31, 2024 and March 31, 2023

$ in thousands	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
Net cash flows provided by operating activities	$2,014	$3,096	$(1,082)
Net cash flows used in investing activities	$(470)	$(13)	$(457)
Net cash flows provided by (used in) financing activities	$3,509	$(4,697)	$8,206

Operating activities

The decrease in cash from operating activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in accounts payable and fewer receipts due to one of the tenants being on a cash basis.

Investing activities

$ in thousands	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
Capital expenditures and tenant improvements	(363)	(13)	(350)
Other investing activities	(107)	—	(107)
Net cash used in investing activities	$(470)	$(13)	$(457)

The increase in cash used in investing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in capital expenditures in 2024.

Financing activities

$ in thousands	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
Contributions	$100	$—	$100
Total net changes related to debt	5,535	—	5,535
Payment of offering costs	(191)	(856)	665
Redemptions of Class A OP Units	(381)	—	(381)
Distributions paid	(1,554)	(2,876)	1,322
Cash paid for interest rate caps	—	(965)	965
Net cash provided by (used in) financing activities	$3,509	$(4,697)	$8,206

The increase in cash provided by financing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a net increase of $5.6 million under the Parkway UL Mortgage Loan due to refinancing, as well as a decrease in cash paid for offering costs, distributions and interest rate caps.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the three months ended March 31, 2024 and 2023 is as follows:

$ in thousands	Three Months Ended March 31,
	2024	2023
Distributions accrued	$1,547	$2,798
Distributions paid	$1,554	$2,876
Cash flows from operations	$2,014	$3,096

For the three months ended March 31, 2024 and 2023, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period.

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

The following table presents the property net operating income for the three months ended March 31, 2024 and 2023, prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP. All 31 properties owned by the Operating Partnership were held for the entirety of both the three months ended March 31, 2024 and 2023.

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
$ in thousands	2024	2023	Change
Rental revenue	$7,160	$7,635	$(475)
Other property revenue	118	1	117
Total revenues	7,278	7,636	(358)

Property operating expenses	848	882	(34)
Real estate tax expense	325	323	2
Total property operating expenses	1,173	1,205	(32)

Property net operating income	6,105	6,431	(326)

General and administrative expenses	(1,146)	(474)	(672)
Advisor management fee	(187)	(255)	68
Performance participation allocation	(264)	—	(264)
Depreciation and amortization	(4,091)	(4,827)	736
Interest expense	(3,019)	(2,811)	(208)
Interest and other income	11	15	(4)
Net loss	$(2,591)	$(1,921)	$(670)

Property net operating income. During the three months ended March 31, 2024, property net operating income decreased $0.3 million, total property revenues decreased $0.4 million, and total property operating expenses including real estate tax expense decreased $0.03 million.

The decrease in total property revenues is primarily due to fewer receipts from our cash basis tenant in 2024.

The decrease in total property operating expenses is primarily due to a decrease in repairs and maintenance.

General and administrative expenses. General and administrative expenses increased $0.7 million in 2024 compared to 2023. The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees decreased $0.07 million in 2024 compared to 2023. The decrease is primarily due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Performance participation allocation. Performance participation allocation increased $0.3 million in 2024 compared to 2023. The increase is due to the Special Limited Partner earning a performance participation allocation during the three months ended March 31, 2024.

Depreciation and amortization. Depreciation and amortization decreased $0.7 million in 2024 compared to 2023. The decrease is primarily due to fully amortized assets.

Interest expense. Interest expense increased $0.2 million in 2024 compared to 2023. The increase is primarily due to higher amortization of derivatives costs.

Interest and other income. Interest and other income decreased less than $0.01 million in 2024 compared to 2023.

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

FFO and AFFO for the three months ended March 31, 2024 and 2023 are calculated as follows:

	$ in thousands	Three Months Ended March 31,
		2024	2023
	Net loss	$(2,591)	$(1,921)
Add:	Depreciation and amortization related to investment properties	4,091	4,827
	Funds from operations (FFO)	1,500	2,906

Less:	Above- and below-market rent intangible lease amortization, net	(347)	(347)
	Straight-line income, net	(233)	(311)
Add:	Amortization of deferred financing costs	328	328
	Amortization of mortgage premium/discount	99	88
	Amortization of derivatives costs	411	241
	Adjusted funds from operations (AFFO)	$1,758	$2,905

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

The following table provides a breakdown of the major components of our NAV as of March 31, 2024 (dollars and shares/units in thousands):

Components of NAV	As of March 31, 2024
Investments in real estate	$367,120
Cash and cash equivalents	11,720
Restricted cash	298
Other assets	16,439
Debt	(244,273)
Other liabilities	(7,028)
Net asset value	$144,276
Total shares/units outstanding	5,784

The following table sets forth our NAV and NAV per share/unit by class as of March 31, 2024 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class A Units	Total
Net asset value	$2,876	$141,400	$144,276
Number of outstanding shares/units	115	5,669	5,784
NAV per share/unit as of March 31, 2024	$25.0162	$24.9413

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the March 31, 2024 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.51%	6.33%
Education	8.50%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Education
Discount rate (weighted average)	0.25% decrease	1.69%	1.83%
	0.25% increase	(1.91)%	(1.83)%
Exit capitalization rate (weighted average)	0.25% decrease	2.19%	2.05%
	0.25% increase	(2.20)%	(2.05)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of March 31, 2024
Equity per GAAP	$150,320
Adjustments:
Accumulated depreciation and amortization	39,472
Unrealized net real estate and debt appreciation (depreciation)	(41,610)
Straight-line rent adjustment	(3,962)
Unamortized equity-based compensation	66
Other liabilities	(10)
Net asset value	$144,276

Distributions by the Company

The table below presents the aggregate monthly distributions declared by the Company by record date for all classes of shares of common stock outstanding since June 12, 2023.

Record Date	Aggregate monthly gross distribution declared per share
August 31, 2023	$0.0885
September 30, 2023	$0.0885
October 31, 2023	$0.0885
November 30, 2023	$0.0885
December 31, 2023	$0.0885
January 31, 2024	$0.0885
February 29, 2024	$0.0885
March 31, 2024	$0.0885

Sources of Distributions to Common Stockholders

Three Months Ended March 31, 2024
Distributions to Holders of Common Stock
Paid in cash	$30
Total distributions	$30
Cash flows from operating activities	$—

During the three months ended March 31, 2024, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the December 31, 2023 Notes to Financial Statements which is included in our Annual Report on Form 10-K. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s March 31, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and the December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K. The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

Refer to Exhibit 4.3 of this Quarterly Report on Form 10-Q for further details on the assumptions and estimates used in determination of fair value of the Company’s investment in the Operating Partnership.

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s March 31, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company and the Operating Partnership have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not consolidate the Operating Partnership.

Subsequent Events

For information related to subsequent events, reference is made to “Note 9 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q and Note 13 – “Subsequent Events” which is included in the Operating Partnership’s March 31, 2024 Notes to Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

As of March 31, 2024 and December 31, 2023, the Operating Partnership had outstanding debt of $245.4 million and $239.3 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 2.97% to 5.80% per annum and 2.97% to 4.10% per annum, respectively. The weighted average interest rate as of March 31, 2024 and December 31, 2023 was 3.83% and 3.60%, respectively, which includes the effect of interest rate swaps and interest rate caps. As of March 31, 2024 and December 31, 2023, the weighted average years to maturity for the mortgages was 2.4 years and 2.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$27,759	11.3%	5.80%	$21,738	9.1%	3.80%
Variable rate with swap agreements	88,000	35.9%	2.99%	88,000	36.8%	2.99%
Variable rate with cap agreements	129,594	52.8%	3.98%	129,594	54.1%	3.98%
Total	$245,353	100.0%		$239,332	100.0%

If interest rates on all debt which bears interest at variable rates as of March 31, 2024 increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

If interest rates on all debt which bears interest at variable rates as of December 31, 2023 increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

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

Derivatives

For information related to derivatives, reference is made to Note 4 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s March 31, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Neither we nor the Operating Partnership is a party to, and none of the Operating Partnership’s properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

On March 19, 2024, we issued 633 restricted shares of Class I common stock to Ella S. Neyland, with a grant date fair value of $15,823, 670 shares of Class I common stock to Michael W. Reid, with a grant date fair value of $16,771, and 1,084 restricted shares of Class I common stock to Daniel Rigby, with a grant date fair value of $27,125, as part of their director compensation. Restricted stock issued to independent directors will generally vest one year from the date of grant and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. These issuances were consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Other than mentioned above, during the three months ended March 31, 2024, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

The following table presents information about the Offering and use of proceeds therefrom as of March 31, 2024 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering shares sold	—	—	—	103,664	103,664
Gross proceeds from primary offering	$—	$—	$—	$2,600	$2,600
Reinvestments of distributions	—	—	—	—	—
Total gross proceeds	—	—	—	2,600	2,600
Selling commissions and dealer manager fees	—	—	—	—	—
Other expenses	—	—	—	—	—
Total expenses	—	—	—	—	—
Net offering proceeds (1)	$—	$—	$—	$2,600	$2,600

(1) Excludes offering costs of $3,962 incurred by the Operating Partnership.

We also expect to pay our Dealer Manager distribution fees with respect to Class T, Class S and Class D shares sold in the Offering, but expect such fees to be funded from operations rather than the Offering proceeds.

We intend to use the net proceeds from such sales for the purposes set forth in the Prospectus for the Offering.

We contributed the net proceeds from the Offering to the Operating Partnership and received OP Units that correspond to the classes of the shares sold. The Operating Partnership primarily used the proceeds for general corporate expenses.

Share Repurchase Plan

We adopted the share repurchase plan (“SRP”), whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. Stockholders who have received shares of our common stock in exchange for OP Units may include the period of time such stockholder held such OP Units for purposes of calculating the holding period for such shares of our common stock. In the event that we, at our sole discretion, elect to issue Class A shares to holders of OP Units seeking redemption, we expect to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D and Class I shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the SRP if in its reasonable judgment it deems such action to be in our best interest. We began the SRP in January 2024, the first month of the first full calendar quarter following the conclusion of our escrow period.

During the three months ended March 31, 2024, there were no repurchases of shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Financial Statements of the Operating Partnership

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included unaudited consolidated financial statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023, as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Assets:
Investment properties held and used:
Land	$47,068	$47,068
Building and other improvements	350,165	349,665
Total	397,233	396,733
Less: accumulated depreciation	(31,048)	(27,857)
Net investment properties held and used	366,185	368,876
Cash and cash equivalents	11,720	6,695
Restricted cash	298	270
Accounts and rent receivable	4,224	4,098
Acquired lease intangible assets, net	33,337	34,318
Finance lease right-of-use asset, net	2,087	2,101
Operating lease right-of-use assets, net	3,399	3,409
Due from related parties (Note 9)	—	166
Other assets	12,423	11,863
Total assets	$433,673	$431,796

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$241,399	$235,437
Accounts payable and accrued expenses	2,404	2,907
Finance lease liability	2,821	2,812
Operating lease liability	1,734	1,731
Distributions payable	511	518
Redemptions payable	1,883	205
Acquired lease intangible liabilities, net	30,314	30,742
Due to related parties (Note 9)	662	337
Other liabilities	1,625	1,740
Total liabilities	283,353	276,429

Commitments and contingencies (Note 8)

Partners’ Capital:
General Partner	—	—
Limited Partners	140,479	146,709
Accumulated other comprehensive income	9,841	8,658
Total partners’ capital	150,320	155,367
Total liabilities and partners’ capital	$433,673	$431,796

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental revenue	$7,160	$7,635
Other property revenue	118	1
Total revenues	7,278	7,636

Expenses:
Property operating expenses	848	882
Real estate tax expense	325	323
General and administrative expenses	1,146	474
Advisor management fee (Note 9)	187	255
Performance participation allocation (Note 9)	264	—
Depreciation and amortization	4,091	4,827
Total expenses	6,861	6,761

Other Income (Expense):
Interest expense	(3,019)	(2,811)
Interest and other income	11	15
Net loss	$(2,591)	$(1,921)

Comprehensive income (loss):
Net loss	$(2,591)	$(1,921)
Unrealized gain (loss) on derivatives	2,893	(1,664)
Reclassification adjustment for amounts included in net loss	(1,710)	(1,370)
Comprehensive loss	$(1,408)	$(4,955)

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2024	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2023	$—	$146,709	$8,658	$155,367

Contributions	—	100	—	100
Redemptions of Class A OP Units	—	(2,059)	—	(2,059)
Distributions	—	(1,547)	—	(1,547)
Equity-based compensation	—	11	—	11
Offering costs	—	(144)	—	(144)
Unrealized gain on derivatives	—	—	2,893	2,893
Reclassification adjustment for amounts included in net loss	—	—	(1,710)	(1,710)
Net loss	—	(2,591)	—	(2,591)

Balance at March 31, 2024	$—	$140,479	$9,841	$150,320

For the three months ended March 31, 2023	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2022	$—	$165,855	$13,060	$178,915

Distributions	—	(2,798)	—	(2,798)
Unrealized loss on derivatives	—	—	(1,664)	(1,664)
Reclassification adjustment for amounts included in net loss	—	—	(1,370)	(1,370)
Net loss	—	(1,921)	—	(1,921)

Balance at March 31, 2023	$—	$161,136	$10,026	$171,162

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,591)	$(1,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,091	4,827
Amortization of debt issuance costs and premium/discount	427	416
Amortization of acquired above- and below-market leases, net	(347)	(347)
Amortization of equity-based compensation	11	—
Amortization of finance lease right-of-use asset	14	15
Amortization of operating lease right-of-use assets	10	10
Straight-line income	(269)	(350)
Changes in assets and liabilities:
Accounts and rent receivable	143	147
Due from related parties	166	—
Other assets	245	100
Accounts payable and accrued expenses	(495)	(183)
Due to related parties	331	37
Operating lease liability	3	5
Other liabilities	275	340
Net cash flows provided by operating activities	2,014	3,096

Cash flows from investing activities:
Capital expenditures and tenant improvements	(363)	(13)
Other investing activities	(107)	—
Net cash flows used in investing activities	(470)	(13)

Cash flows from financing activities:
Contributions	100	—
Proceeds from mortgage loans	6,122	—
Payment of mortgage loans	(101)	—
Redemptions of Class A OP Units	(381)	—
Payment of offering costs	(191)	(856)
Distributions paid	(1,554)	(2,876)
Payment of debt issuance costs	(486)	—
Cash paid for interest rate caps	—	(965)
Net cash flows provided by (used in) financing activities	3,509	(4,697)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,053	(1,614)
Cash, cash equivalents and restricted cash, at beginning of the period	6,965	10,658
Cash, cash equivalents and restricted cash, at end of the period	$12,018	$9,044

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Three Months Ended March 31,
	2024	2023

Cash paid for interest	$2,180	$2,348

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$511	$933

Redemptions payable	$1,883	$—

Accrued capital expenditures	$137	$—

Issuance of restricted Class I OP Units (Note 10)	$60	$—

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar amounts in thousands)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in these financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”) for the fiscal year ended December 31, 2023 included in the General Partner’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Operating Partnership, a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. At March 31, 2024, the Operating Partnership owned 30 medical office building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties are located in 10 states. The Operating Partnership has no employees. Until September 30, 2022, the Operating Partnership was externally managed by IPC Alternative Assets Business Manager, LLC, an affiliate of Inland Private Capital Corporation (“IPC”), a Delaware corporation, pursuant to a Business Management Agreement. Effective as of October 1, 2022, the Business Management Agreement was transferred from IPC Alternative Assets Business Manager, LLC to IPC Alternative Real Estate Advisor, LLC, an affiliate of Inland Real Estate Investment Corporation (“IREIC”). There were no updates to the terms of the Business Management Agreement as a result of the transfer. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and IPC Alternative Real Estate Advisor, LLC entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023. IPC Alternative Assets Business Manager, LLC, until September 30, 2022, and IPC Alternative Real Estate Advisor, LLC, effective October 1, 2022, are referred to herein as the “Advisor.” Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the General Partner’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the General Partner’s and Operating Partnership’s assets, in accordance with the General Partner’s investment objectives, guidelines, policies and limitations, subject to oversight by the General Partner’s board of directors.

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the SEC. The General Partner will contribute the proceeds from the offering to the Operating Partnership. The General Partner intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, the General Partner will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of March 31, 2024, the Operating Partnership had 5,784,289 Operating Partnership Units (“OP Units”) outstanding, comprised of 5,669,303 Class A OP Units and 114,986 Class I OP Units. The General Partner held all of the Class I OP Units, representing a 2.0% interest in the Operating Partnership as of March 31, 2024. The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Operating Partnership’s audited consolidated and combined financial statements for the fiscal year ended December 31, 2023 included in the General Partner’s Annual Report on Form 10-K filed with the SEC on March 20, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Operating Partnership’s significant accounting policies during the three months ended March 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	March 31,
	2024	2023
Cash and cash equivalents	$11,720	$8,814
Restricted cash	298	230
Total cash, cash equivalents, and restricted cash	$12,018	$9,044

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that are currently required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Operating Partnership is currently evaluating the impact of ASU 2023-07 on the Operating Partnership’s consolidated financial statements.

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

NOTE 3 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease value	$42,132	$42,132
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(11,999)	(11,018)
Acquired lease intangible assets, net	$33,337	$34,318
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	4,426	3,998
Acquired lease intangible liabilities, net	$(30,314)	$(30,742)

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

The following table summarizes the Operating Partnership’s ground lease intangibles as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(46)	(42)
Acquired below-market ground lease intangibles, net	$1,767	$1,771

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	18	17
Acquired above-market ground lease intangibles, net	$(482)	$(483)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	Three Months Ended March 31,
	2024	2023
Amortization recorded as amortization expense:
Acquired in-place lease value	$900	$1,617
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(1)	$(1)
Below-market ground leases, operating leases	4	4
Net property operating expense increase	$3	$3
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$(81)	$(81)
Acquired below-market leases	428	428
Net rental revenue increase	$347	$347

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2024 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2024 (remainder of the year)	$2,699	$243	$(1,285)	$(4)	$14
2025	3,599	324	(1,713)	(6)	18
2026	3,599	324	(1,713)	(6)	18
2027	3,599	324	(1,713)	(6)	18
2028	3,418	316	(1,713)	(6)	18
Thereafter	14,056	836	(22,177)	(454)	1,681
Total	$30,970	$2,367	$(30,314)	$(482)	$1,767

NOTE 4 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2024 and December 31, 2023, the Operating Partnership had the following mortgage loans payable:

	March 31, 2024		December 31, 2023
Type of Debt	Principal Amount	Interest Rate	Principal Amount	Interest Rate
CONA Mortgage Loan (maturity date September 28, 2026)
Variable rate with swap agreements	$26,500	3.03%	$26,500	3.03%
Variable rate with cap agreements	68,439	4.10%	68,439	4.10%
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate with cap agreements	61,155	3.85%	61,155	3.85%
Parkway UL Mortgage Loan (maturity date March 28, 2026)	27,759	5.80%	21,738	3.80%
Total debt before discount and debt issuance costs including impact of interest rate swaps/caps	245,353		239,332
Less: Unamortized discount on assumed mortgage loan	(196)		(287)
Less: Unamortized debt issuance costs	(3,758)		(3,608)
Total mortgage loans payable, net	$241,399		$235,437

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 3.83% and 3.60% per annum at March 31, 2024 and December 31, 2023, respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $245,353 and $239,332 as of March 31, 2024 and December 31, 2023, respectively, and its estimated fair value was $244,273 and $237,887 as of March 31, 2024 and December 31, 2023, respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of March 31, 2024, scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

March 31, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Total
2024 (remainder of the year)	$—	$—	$—
2025	—	—	—
2026	—	245,353	245,353
2027	—	—	—
2028	—	—	—
Thereafter	—	—	—
Total	$—	$245,353	$245,353

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

At March 31, 2024, the Operating Partnership had $94,939 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Advances made under the CONA Mortgage Loan accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 2.10%. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

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

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of March 31, 2024, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

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

At March 31, 2024, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Advances made under the BMO Mortgage Loan accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of March 31, 2024, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

Parkway UL Mortgage Loan

On December 1, 2022, the Operating Partnership assumed the Parkway UL Mortgage Loan in the amount of $22,000, which was the original principal amount, from Parkway Bank and Trust Company (“Parkway”) in connection with the acquisition of University Lofts.

At March 31, 2024, the Operating Partnership had $27,759 outstanding under the Parkway UL Mortgage Loan. The Parkway UL Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter. The Parkway UL Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The initial maturity date of the Parkway UL Mortgage Loan was October 26, 2024. On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27,759. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Pursuant to the amendment, the Parkway UL Mortgage Loan bears interest at a fixed rate equal to 5.80% per annum until March 28, 2026. Upon extension, the interest rate will be equal to the lesser of (a) 6.25%, or (b) 3-year U.S. Treasury Rate in effect on March 28, 2026 plus 2.00%. Beginning on April 28, 2024, the Parkway UL Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due.

The Parkway UL Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway UL Mortgage Loan become due. The Parkway UL Mortgage Loan is collateralized by the underlying property.

Interest Rate Swap and Cap Agreements

The Operating Partnership entered into interest rate swaps to fix a portion of its floating SOFR-based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Operating Partnership will generally match the maturity of the underlying variable rate debt with the maturity date on the interest rate swaps. See Note 11 – “Fair Value Measurements” for further information.

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

All of the Operating Partnership’s interest rate swap and cap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of March 31, 2024:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at March 31, 2024 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$2,120
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	5,030
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	26,500	208
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	2,932
CONA Mortgage Loan cap	February 9, 2023	February 1, 2023	January 2, 2025	1-month Term SOFR	2.00%	68,439	1,562
						$244,094	$11,852

(a)
At March 31, 2024, the 1-month Term SOFR was 5.33%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets in the consolidated balance sheets.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of December 31, 2023:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at December 31, 2023 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$1,942
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	4,647
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	2,793
CONA Mortgage Loan cap	February 9, 2023	February 1, 2023	January 2, 2025	1-month Term SOFR	2.00%	68,439	1,814
						$217,594	$11,196

Liabilities
Interest rate swap agreements
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	26,500	(116)
						$26,500	$(116)
(a)
At December 31, 2023, the 1-month Term SOFR was 5.35%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets and other liabilities in the consolidated balance sheets.

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships:	2024	2023
Effective portion of derivatives	$2,893	$(1,664)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(1,710)	$(1,370)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $3,019 and $2,811 for the three months ended March 31, 2024 and 2023, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $5,275.

NOTE 5 – EQUITY

The Operating Partnership's capital includes general and limited partnership interests in the Operating Partnership referred to as General Partner’s capital and Limited Partners’ capital, respectively, in the accompanying consolidated statements of partners’ capital. The General Partner and the Limited Partners are collectively referred to as Partners. Partnership interests in the Operating Partnership, other than the Special Limited Partner (as defined in Note 9) interest and General Partner interest, are currently divided into five classes of units: (a) Class T OP Units; (b) Class S OP Units; (c) Class D OP Units; (d) Class I OP Units; and (e) Class A OP Units. In general, the Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units issued to the General Partner are intended to correspond on a one-for-one basis with the General Partner’s Class T shares, Class S shares, Class D shares and Class I shares. Similarly, Class A OP Units issued to the General Partner are intended to correspond on a one-for-one basis with the General Partner’s Class A shares if the General Partner issues Class A shares in connection with a Class A OP Unit redemption request. When the General Partner receives proceeds from the sale of shares of its common stock, the General Partner contributes such proceeds to the Operating Partnership and receives OP Units that correspond to the classes of the shares sold in the offering. Additionally, the Operating Partnership may issue any of these classes of OP Units to its Limited Partners. See Note 9 – “Transactions with Related Parties” for further information on management fees and performance participation allocation for each of the classes of OP Units.

Effective July 31, 2023, in contemplation of the Registration Statement as discussed in Note 1, the Operating Partnership effected a unit split for each OP Unit resulting in 5,815,959 Class A OP Units outstanding.

As of March 31, 2024 and 2023, there were 114,986 Class I OP Units and no Class I OP Units, respectively, issued to the General Partner. As of both March 31, 2024 and 2023, there were no General Partner interests issued to the General Partner.

Pursuant to the Amended and Restated Limited Partnership Agreement, OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner. During the three months ended March 31, 2024, certain Class A OP unitholders requested redemption of their units as shown in the table below, all of which the General Partner accepted and agreed to redeem for cash. As of March 31, 2024, $1,883 in redemptions payable are reflected on the consolidated balance sheet.

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the three months ended March 31, 2024 and 2023:

Three months ended March 31, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class I OP Units (1)
Beginning balance	—	5,751,638	108,569
Issuance of units	—	—	6,417
Redemptions	—	(82,335)	—
Ending balance		5,669,303	114,986

(1) As of March 31, 2024, 100% of the Class I OP Units were held by the General Partner.

Three months ended March 31, 2023	General Partner Interests	Limited Partner Interests
		Class A OP Units
Beginning balance	—	373,033
Ending balance	—	373,033

NOTE 6 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Distributions paid	$1,554	$2,876
Distributions accrued	$1,547	$2,798

NOTE 7 –LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical office properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical office leases, as of March 31, 2024, range from 3.9 years to 13.9 years. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

Medical office leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Operating Partnership for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Operating Partnership and recoverable under the terms of the lease. Under these leases, the Operating Partnership pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Student housing properties are typically leased by the bed on an individual lease liability basis and require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Operating Partnership for certain costs, primarily the tenant’s share of utilities expenses, incurred by the Operating Partnership. Under leases where all expenses are paid by the Operating Partnership, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As per ASC 842, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental revenue. The combined lease component and reimbursements for insurance and taxes are reported as rental revenue on the consolidated statements of operations and comprehensive loss.

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated statements of operations and comprehensive loss.

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2024	2023
Rental revenue - fixed payments	$6,195	$6,646
Rental revenue - variable payments (a)	618	642
Amortization of acquired above- and below-market leases, net	347	347
Rental revenue	$7,160	$7,635

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of March 31, 2024 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2024 (remainder of the year)	$15,011
2025	20,314
2026	20,657
2027	21,172
2028	20,316
Thereafter	72,028
Total	$169,498

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Tenant	2024	2023
Ironwood Physicians, P.C.	18%	17%
Memorial Hermann Health System	12%	12%

Geographic Concentration

As of both March 31, 2024 and December 31, 2023, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical office properties.

Lease Expense as a Lessee

The below table shows the remaining lease term, including extensions, as of March 31, 2024, for the leases where the Operating Partnership is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	68
Jordan Valley Medical Center	136
Saint Elizabeth Medical Center	84

For the three months ended March 31, 2024 and 2023, total rent expense was $79 and $81, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating cash flows - operating leases	$17	$15
Operating cash flows - finance leases	$26	$26

For the three months ended March 31, 2024 and 2023, total finance lease cost was comprised as follows:

	Three Months Ended March 31,
	2024	2023
Amortization of finance lease right-of-use asset	$14	$15
Interest on finance lease liability	36	35
Total finance lease cost	$50	$50

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(143)	(129)
Finance lease right-of-use asset, net of amortization	$2,087	$2,101

Lease payments for the ground leases as of March 31, 2024 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2024 (remainder of the year)	$50	$79
2025	67	105
2026	67	105
2027	67	121
2028	70	121
Thereafter	6,757	16,702
Total undiscounted lease payments	$7,078	$17,233
Less: Amount representing interest	(5,344)	(14,412)
Present value of lease liability	$1,734	$2,821

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both March 31, 2024 and December 31, 2023, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three months ended March 31, 2024 and 2023. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2024	2023	March 31, 2024	December 31, 2023
General and administrative reimbursements	(a)	$336	$113	$188	$130
Acquisition related costs		$16	$—	$1	$10
Offering Costs	(b)	$21	$51	$12	$10

Property management fees		$122	$157	$2	$4
Property operating expenses		17	8	8	—
Total property management related costs	(c)	$139	$165	$10	$4

Advisor management fee	(d)	$187	$255	$187	$183

Performance participation allocation		$264	$—	$264	$—

(a)
The Advisor and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Advisor or its related parties relating to the Operating Partnership’s administration. Such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(b)
The Operating Partnership pays offering costs to certain related parties, for the Operating Partnership as well as the General Partner, attributable to the preparation of the Registration Statement and registration and qualification of the General Partner’s common stock under federal and state laws. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(c)
For each property that is managed by Inland Commercial Real Estate Services LLC (the “Property Manager”), the Operating Partnership pays a monthly property management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, 5.0% of the base rent for one of the properties, and up to 3.9% of the gross income from any other property type. The Property Manager may, in its sole discretion, waive fees with respect to a particular property. For each property that is managed directly by the Property Manager or its affiliates, the Operating Partnership pays the Property Manager a separate leasing fee, if applicable. Further, in the event that the Operating Partnership engages its Property Manager to provide construction management services for a property, the Operating Partnership pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Operating Partnership also reimburses the Property Manager and its affiliates for property-level expenses that they pay or incur on the Operating Partnership’s behalf, including the salaries, bonuses and benefits of persons performing services for the Property Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Property Manager or the Operating Partnership. Property management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(d)
Prior to August 1, 2023, the Operating Partnership paid the Advisor an annual business management fee equal to 0.25% of its “initial partnership assets”, which was payable monthly in an amount equal to 0.0208% of its initial partnership assets as of the last day of the immediately preceding month. “Initial partnership assets” means, for any period, the average of the aggregate book value of the assets of the Operating Partnership, including all intangibles and goodwill, invested, directly or indirectly, in equity interest in, and loans secured by, real estate assets, and all consolidated and unconsolidated joint ventures or other partnerships, before non-cash charges such as depreciation, amortization, impairments and bad debt reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and the Advisor entered into the Advisory Agreement, which is effective from August 1, 2023. Per the Advisory Agreement, the Operating Partnership or the General Partner will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T units, Class S units, Class D units and Class I units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the General Partner or Class I units of the Operating Partnership. The business management fee and the management fee are included within Advisor management fee in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

Performance Participation Allocation

The Operating Partnership is governed by the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated February 13, 2024 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”).

On August 24, 2023, the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership provides for the Special Limited Partner to receive an allocation from the Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I OP Units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined in the General Partner’s prospectus dated September 28, 2023 (the “Prospectus”)) and (b) with respect to Class A OP Units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Catch-Up (each term as defined in the Prospectus). The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. The loss carryforward at March 31, 2024 was $0. As of March 31, 2024, the Special Limited Partner had accrued a performance participation allocation of $264.

Related Party Line of Credit

On October 27, 2023, the Operating Partnership entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (the “Promissory Note, and together with the credit agreement, the “Credit Facility”) with IPC, as lender.

The Credit Facility provides for loan advances in an aggregate amount not to exceed $22,500, with a maturity date of November 30, 2024 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default (the “Loan”). The daily balance of the Loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership. As of March 31, 2024, the Operating Partnership had not made any draws on the Credit Facility.

Class A OP Units held by Affiliates

As of both March 31, 2024 and December 31, 2023, 75,484 Class A OP Units, which represents 1.33% and 1.31%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

Due from Related Parties

As of March 31, 2024 and December 31, 2023, $0 and $166, respectively, of cash due from an affiliate is included in due from related parties in the consolidated balance sheets.

NOTE 10 – EQUITY-BASED COMPENSATION

As a result of the restricted share grants by the General Partner to its independent directors, the Operating Partnership issued 2,387 Class I restricted units to the General Partner during the three months ended March 31, 2024. Compensation expense associated with the restricted units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with the restricted units issued to the General Partner was $11 for the three months ended March 31, 2024. As of March 31, 2024, the General Partner had $66 of unrecognized compensation expense related to the restricted units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to restricted units will be recognized is 0.89 years.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2024
Interest rate swap agreements - Other assets	$—	$7,358	$—	$7,358
Interest rate cap agreements - Other assets	$—	$4,494	$—	$4,494
December 31, 2023
Interest rate swap agreements - Other assets	$—	$6,589	$—	$6,589
Interest rate cap agreements - Other assets	$—	$4,607	$—	$4,607
Interest rate cap agreements - Other liabilities	$—	$(116)	$—	$(116)

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

NOTE 12 – SEGMENT REPORTING

As of March 31, 2024, the Operating Partnership operates in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. The Operating Partnership believes that segment net operating income is a key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment.

Prior to the acquisition of University Lofts on December 1, 2022, the Operating Partnership managed its operations on an aggregated, single segment basis for purposes of assessing performance and making operational decisions and, accordingly, had only one reporting and operating segment.

The following table details the total assets by reportable segment as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Healthcare	$385,941	$388,543
Education	35,573	36,042
Corporate and other	12,159	7,211
Total assets	$433,673	$431,796

The following table details the financial results by reportable segment for the three months ended March 31, 2024:

	Healthcare	Education	Total
Revenues:
Rental revenue	$5,956	$1,204	$7,160
Other property revenue	118	—	118
Total revenues	6,074	1,204	7,278

Expenses:
Property operating expenses	440	408	848
Real estate tax expense	233	92	325
Total expenses	673	500	1,173

Segment net operating income	$5,401	$704	$6,105

Depreciation and amortization	$(3,731)	$(360)	$(4,091)

General and administrative expenses			$(1,146)
Advisor management fee			(187)
Performance participation allocation			(264)
Interest expense			(3,019)
Interest and other income			11
Net loss			$(2,591)

The following table details the financial results by reportable segment for the three months ended March 31, 2023:

	Healthcare	Education	Total
Revenues:
Rental revenue	$6,535	$1,100	$7,635
Other property revenue	1	—	1
Total revenues	6,536	1,100	7,636

Expenses:
Property operating expenses	524	358	882
Real estate tax expense	226	97	323
Total expenses	750	455	1,205

Segment net operating income	$5,786	$645	$6,431

Depreciation and amortization	$(3,774)	$(1,053)	$(4,827)

General and administrative expenses			$(474)
Advisor management fee			(255)
Interest expense			(2,811)
Interest and other income			15
Net loss			$(1,921)

NOTE 13 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Operating Partnership has evaluated events that occurred through May 15, 2024, which is the date of issuance of these consolidated financial statements to determine whether any of these events required disclosure in the consolidated financial statements.

Related Party Line of Credit

On April 4, 2024, the Operating Partnership borrowed $18,000 from IPC under the Credit Facility. The proceeds were used for the acquisition of the Storage V Properties (defined below). On April 26, 2024, the Operating Partnership used a portion of the proceeds from the Parkway Storage V Mortgage Loan (defined below) to pay down $9,000 of the Credit Facility.

Acquisitions

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage V Properties”) from an affiliate of the Operating Partnership, for a total purchase price of $43,804, including $17,634 of assumed loans and corresponding swaps with First Merchants Bank. Storage V Properties are comprised of 2,275 storage units, including 1,810 climate-controlled units, that encompass 250,610 square feet. The acquisition was accounted for as an asset acquisition.

As part of the consideration, the Operating Partnership issued 4,381 Class T OP Units and 91,711 Class I OP Units. After holding the OP Units received in the acquisition for two years, the holders of such OP Units have the right to require the Operating Partnership to redeem all or a portion of the OP Units in exchange for shares of the General Partner’s common stock or cash, as determined by the General Partner in its sole discretion.

The Storage V Properties are managed by Inland Devon Self Storage Holdings LLC, an affiliate of IREIC.

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway Bank for an aggregate principal amount of $28,000 (the “Parkway Storage V Mortgage Loan”). The proceeds of the Parkway Storage V Mortgage Loan were used to repay the assumed loans with First Merchants Bank. On April 26, 2024, the Operating Partnership also settled the corresponding swaps with First Merchants Bank. The Parkway Storage V Mortgage Loan bears interest at a rate equal to 5.80% per annum and matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

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

4.3

Net Asset Value Calculation and Valuation Guidelines (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 20, 2024)

10.1

Dealer Manager Agreement, dated February 13, 2024, by and among IPC Alternative Real Estate Operating Partnership, LP, IPC Alternative Real Estate Income Trust, Inc. (for purposes of Section 4(a)) and Inland Securities Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.2

Second Amended and Restated IPC Alternative Real Estate Operating Partnership, LP Partnership Agreement dated February 13, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.3	Form of Selected Dealer Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.4	Form of Selected RIA Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 15, 2024)

10.5

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Keith D. Lampi
By:	Keith D. Lampi
Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	May 15, 2024

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer)
Date:	May 15, 2024