Form 10-Q
period 2024-06-30
IPC Alternative Real Estate Income Trust, Inc.
filed 2024-08-14
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

Yes ☐ No ☒

As of August 13, 2024, the registrant had the following shares of common stock outstanding: 4,250 shares of Class T common stock, 0 shares of Class S common stock, 0 shares of Class D common stock, 124,562 shares of Class I common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Assets:
Investment in Operating Partnership	$2,822	$2,651
Distributions receivable from Operating Partnership	11	10
Receivable from Operating Partnership	5	—
Total assets	$2,838	$2,661

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$11	$10
Due to related party	5	—
Total liabilities	16	10

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 3,862 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 119,179 and 108,569 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	3,079	2,722
Accumulated deficit	(222)	(29)
Accumulated other comprehensive loss	(36)	(43)
Total equity	2,822	2,651
Total liabilities and equity	$2,838	$2,661

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(82)	$(132)
Net loss	$(82)	$(132)

Net loss per common share, basic and diluted	$(0.71)	$(1.16)

Weighted average number of common shares outstanding, basic and diluted	115,623	113,288

Comprehensive income (loss):
Net loss	$(82)	$(132)
Comprehensive (loss) income from Operating Partnership	(16)	7
Comprehensive loss	$(98)	$(125)

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the three months ended June 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2024	$—	$—	$—	$—	$1	$—	$2,882	$(109)	$(20)	$2,754
Proceeds from issuance of common stock	—	—	—	—	—	—	205	—	—	205
Offering costs	—	—	—	—	—	—	(9)	—	—	(9)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	1	—	—	1
Common stock distributions declared	—	—	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	—	(82)	—	(82)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	(16)	(16)
Balance at June 30, 2024	$—	$—	$—	$—	$1	$—	$3,079	$(222)	$(36)	$2,822

	Par value
For the six months ended June 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	$—	$—	$—	$—	$1	$—	$2,722	$(29)	$(43)	$2,651
Proceeds from issuance of common stock	—	—	—	—	—	—	305	—	—	305
Offering costs	—	—	—	—	—	—	(9)	—	—	(9)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	1	—	—	1
Common stock distributions declared	—	—	—	—	—	—	—	(61)	—	(61)
Equity-based compensation	—	—	—	—	—	—	60	—	—	60
Net loss	—	—	—	—	—	—	—	(132)	—	(132)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	7	7
Balance at June 30, 2024	$—	$—	$—	$—	$1	$—	$3,079	$(222)	$(36)	$2,822

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENT OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	132
Net cash flows provided by operating activities	—

Cash flows from investing activities:
Investment in Operating Partnership	(302)
Distributions from investment in Operating Partnership	60
Net cash flows used in investing activities	(242)

Cash flows from financing activities:
Proceeds from issuance of common stock	301
Proceeds from distribution reinvestment plan	1
Distributions paid to common stockholders	(60)
Net cash flows provided by financing activities	242

Net change in cash and cash equivalents	—
Cash and cash equivalents, at beginning of the period	—
Cash and cash equivalents, at end of the period	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$11

Equity-based compensation – Restricted stock issued and investment in Operating Partnership	$60

Accrued distribution fee due to related party	$5

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

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

The Company conducts substantially all of its business and owns, indirectly, substantially all of its assets through the Operating Partnership. The Company, through the Operating Partnership, will invest in stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. The Company, through the Operating Partnership, may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

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

As of June 30, 2024, the Company holds 3,862 Class T OP Units and 119,179 Class I OP Units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, except as noted below.

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

NOTE 3 – Investment in OPERATING PARTNERSHIP

During the three months ended June 30, 2024, the Company contributed $206 to the Operating Partnership and received 3,862 Class T OP Units and 4,193 Class I OP Units. During the six months ended June 30, 2024, the Company contributed $366, which includes $60 for the issuance of restricted units, to the Operating Partnership and received 3,862 Class T OP Units and 10,610 Class I OP Units. In determining whether the Company has a controlling financial interest in the Operating Partnership, the Company considered whether the Operating Partnership is a variable interest entity and whether the Company is the primary beneficiary. Even though the Company has the power to direct the most significant activities impacting the economic performance of the Operating Partnership, the Company lacks the obligation to absorb losses or the right to receive benefits of the Operating Partnership that could potentially be significant to the Operating Partnership. As such, the Company’s investment in the Operating Partnership is accounted for using the equity method of accounting. Management evaluates reconsideration events as they occur. Reconsideration events include, among other criteria, changes in the capital balances of the Operating Partnership.

As of June 30, 2024, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of June 30, 2024 are located in 12 states. As of December 31, 2023, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties owned as of December 31, 2023 are located in 10 states. The Operating Partnership has no employees.

The Company’s investment in the Operating Partnership as of June 30, 2024 was as follows:

		Carrying Amount
	Ownership Percentage (1)	June 30, 2024 (2)
Class T OP Units	0.1%	$88
Class I OP Units	2.0%	2,734
Total	2.1%	$2,822
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of June 30, 2024, the Operating Partnership had issued Class A OP Units, Class T OP Units and Class I OP Units, and 46.9% of the Class T OP Units and 56.5% of the Class I OP Units were held by the Company.
(2)
Excludes $197 of basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The accretion of the basis difference was $2 and $3 for the three and six months ended June 30, 2024, respectively, and is included within loss from Operating Partnership in the accompanying statements of operations and comprehensive loss.

The Company’s investment in the Operating Partnership as of December 31, 2023 was as follows:

		Carrying Amount
	Ownership Percentage (1)	December 31, 2023 (2)
Class I OP Units	1.9%	$2,651
(1)
Represents Class I OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of December 31, 2023, the Operating Partnership had issued Class A OP Units and Class I OP Units, and 100% of the Class I OP Units were held by the Company.
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

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the three and six months ended June 30, 2024 was as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
IPC Alternative Real Estate Operating Partnership, LP	$(82)	$(132)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Total assets	$465,111	$431,796
Total liabilities	$319,761	$276,429
Total partners’ capital	$145,350	$155,367

The following table provides the summarized income statement of the Operating Partnership for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total revenues	$8,223	$15,501
Net loss	$(3,616)	$(6,207)

NOTE 4 – EQUITY

As of June 30, 2024, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

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

The Company is not offering Class A shares in the Offering, and the Company had no Class A shares outstanding as of June 30, 2024. However, pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Operating Partnership to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

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

There was $1 of distributions reinvested through the DRP during both the three and six months ended June 30, 2024.

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

There were no repurchases through the SRP for the three and six months ended June 30, 2024.

Share Activity for Common Stock and Preferred Stock

The following table details the change in the Company’s outstanding shares of all classes of common and preferred stock:

For the three months ended June 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	114,986	—
Issuance of shares	—	3,862	—	—	4,169	—
Distribution reinvestment	—	—	—	—	24	—
Ending balance	—	3,862	—	—	119,179	—

For the six months ended June 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	108,569	—
Issuance of shares	—	3,862	—	—	8,197	—
Distribution reinvestment	—	—	—	—	26	—
Issuance of restricted shares (Note 7)	—	—	—	—	2,387	—
Ending balance	—	3,862	—	—	119,179	—

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the six months ended June 30, 2024. The gross distribution was reduced each month for Class T shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 6 - Transactions with Related Parties” below. As of June 30, 2024, the Company had not issued any shares of Class D or Class S common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class I Shares
Aggregate gross distributions declared per share	$0.1770	$0.5310
Distribution fee per share	0.0355	N/A
Net distributions declared per share	$0.1415	$0.5310

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for both the three and six months ended June 30, 2024, no additional shares related to restricted shares were included in the computation of Diluted EPS.

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

Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the Offering and ongoing management of the assets of the Company and the Operating Partnership. As compensation for its services provided pursuant to the Advisory Agreement, the Company or the Operating Partnership pays the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles the Special Limited Partner to receive an allocation of “Total Return” and “Class A Total Return.” “Total Return” is defined as distributions paid or accrued on OP Units (excluding Class A OP Units) plus the change in the NAV of such OP Units (excluding Class A OP Units), adjusted for subscriptions and repurchases. Under the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated June 27, 2024 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”), the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return. “Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. Such allocations to the Special Limited Partner will accrue monthly and will be paid annually in cash or Class I OP Units at the election of the Special Limited Partner. The performance participation allocations are a class-specific accrual.

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

As of June 30, 2024, $5 of distribution fees payable to the Dealer Manager and the corresponding receivable from the Operating Partnership have been reflected as due to related party and receivable from Operating Partnership, respectively, on the accompanying balance sheet.

Related Party Share Ownership

As of both June 30, 2024 and December 31, 2023, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of June 30, 2024.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025

Under the Company’s independent director compensation plan (the “DCP”), restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. There were no restricted shares that vested during the three and six months ended June 30, 2024.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at December 31, 2023	935
Granted (at grant date fair value of $25.01 per share)	2,387
Vested	—
Outstanding at June 30, 2024	3,322

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of June 30, 2024 and December 31, 2023, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Distributions

On July 30, 2024, the Company announced that the board of directors authorized a distribution to stockholders of record as of July 31, 2024, that the Company paid on or about August 5, 2024, for each class of its common stock in the amount per share set forth below:

	Class T Shares	Class I Shares
Aggregate gross distributions declared per share	$0.0885	$0.0885
Distribution fee per share	0.0178	N/A
Net distributions declared per share	$0.0707	$0.0885

Director Stock Awards

On August 1, 2024, the Company granted its independent directors a total of 3,336 restricted Class I shares with a total value of $83. The restricted shares will vest on August 1, 2025. The Company received 3,336 Class I OP Units in the Operating Partnership as a result of the grant.

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

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and intend to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. We had little or no taxable income for the taxable year ending December 31, 2023. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”).

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

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through June 30, 2024. Our entire activity from inception through June 30, 2024 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in this Offering, we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of our shares sold. As of June 30, 2024, we hold 3,862 Class T OP Units and 119,179 Class I OP Units, representing a total of 2.1% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part II Item 5 in this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

The Operating Partnership

The Operating Partnership was originally formed on June 21, 2021 as a Delaware limited partnership. The Operating Partnership acquired 30 medical outpatient properties on September 2, 2021 through a “roll-up” transaction with eight separate programs sponsored by an affiliate of the Company’s sponsor. In exchange for the properties, the Operating Partnership issued 373,033 OP Units (prior to the unit split as described below) to the Delaware statutory trusts that owned the properties, which were subsequently distributed to the investors in those trusts. In addition, on December 1, 2022, the Operating Partnership acquired City Lofts on Laclede Student Housing (“University Lofts”) in St. Louis, MO for a purchase price of $39.1 million, including the assumed Parkway UL Mortgage Loan (as defined below) of $22 million, which was the original principal amount of the loan, in connection with the acquisition. Effective July 31, 2023, the Operating Partnership effected a unit split for each OP Unit resulting in 5,815,959 Class A OP Units outstanding. The Operating Partnership has no employees.

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage V Properties”) from an affiliate of the Company, for a total purchase price of $43.8 million, including $17.6 million of assumed loans and corresponding swaps with First Merchants Bank. Storage V Properties are comprised of 2,275 storage units, including 1,810 climate-controlled units, that encompass 250,610 square feet. On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway Bank and Trust Company (“Parkway”) for an aggregate principal amount of $28 million (the “Parkway Storage V Mortgage Loan”). The proceeds of the Parkway Storage V Mortgage Loan were used to repay the assumed loans and settle the corresponding swaps with First Merchants Bank.

The Company and the Operating Partnership entered into a Business Management Agreement with IPC Alternative Assets Business Manager, LLC, effective as of July 14, 2021. Effective as of October 1, 2022, the Business Management Agreement was transferred from IPC Alternative Assets Business Manager, LLC to our advisor, IPC Alternative Real Estate Advisor, LLC (the “Advisor”). There were no updates to the terms of the Business Management Agreement as a result of the transfer. The Business Management Agreement was terminated on August 24, 2023 and the Company, the Operating Partnership and the Advisor entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023. Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s and Operating Partnership’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors. The Advisory Agreement provides that the Operating Partnership or the Company will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership.

The Operating Partnership is governed by the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated June 27, 2024 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”). On August 24, 2023, IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, was admitted as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10,000 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles it to receive an allocation of “Total Return” and “Class A Total Return.” “Total Return” is defined as distributions paid or accrued on OP Units (excluding Class A OP Units) plus the change in the NAV of such OP Units (excluding Class A OP Units), adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return. “Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return.

The Operating Partnership is primarily focused on investing in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. In the initial stages of our capital raise pursuant to the Offering, a primary source of proposed real estate investments will consist of DST or other private investment programs sponsored by IPC, an affiliate of our sponsor. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to the Operating Partnership in exchange for OP Units under Section 721 of the Code. In particular, on June 27, 2024, IPC launched a program (the “DST Program”) through which it expects to sponsor a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. In connection with the DST Program, the Operating Partnership will receive a fair market value purchase option with respect to each DST, giving the Operating Partnership the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require DST investors to exchange his, her or its DST interest for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

The following discussion and analysis is based on the consolidated financial statements for the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part II Item 5 in this Quarterly Report on Form 10-Q.

As of June 30, 2024 the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. As of December 31, 2023, the Operating Partnership operated in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually.

As of June 30, 2024 and December 31, 2023, the Operating Partnership had total assets of $465.1 million and $431.8 million, respectively. As of June 30, 2024, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of June 30, 2024 are located in 12 states. As of December 31, 2023, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties owned as of December 31, 2023 are located in 10 states. A majority of the Operating Partnership’s medical outpatient properties are single-tenant medical outpatient buildings. For the six months ended June 30, 2024, medical outpatient buildings, self-storage properties and the student housing property represented 78.5%, 5.9% and 15.6%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2023, medical outpatient buildings and the student housing property represented 84.7% and 15.3%, respectively, of the Operating Partnership’s total revenues. As of June 30, 2024, medical outpatient buildings, self-storage properties and the student housing property were 100%, 84.9% and 99.3% leased, respectively. As of December 31, 2023, all of the Operating Partnership’s portfolio properties were 100% leased.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Overview of Operating Partnership’s Portfolio

As of June 30, 2024, the Operating Partnership’s real property portfolio consisted of 35 properties totaling approximately 746,601 square feet of medical outpatient buildings, 250,755 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 17 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of June 30, 2024:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.5%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.0%	56,173	7.5%	100.0%
Connecticut	2	4.8%	112,369	15.1%	100.0%
Dallas, TX	1	1.5%	16,050	2.1%	100.0%
Garden City, NY	1	2.5%	16,920	2.3%	100.0%
Greendale, IN	1	2.1%	24,722	3.3%	100.0%
Houston, TX	2	12.2%	88,450	11.8%	100.0%
Indianapolis, IN	1	2.6%	42,187	5.7%	100.0%
Oklahoma City, OK	1	3.7%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	25.9%	199,958	26.8%	100.0%
Raleigh, NC	1	1.6%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	7.3%	71,995	9.6%	100.0%
Salt Lake City MSA, UT	2	6.2%	54,758	7.3%	100.0%
Healthcare Total	30	78.9%	746,601	100.0%

Self-Storage
Decatur, GA	1	1.5%	37,650	15.0%	81.9%
Marietta, GA	1	2.1%	59,250	23.6%	84.1%
Montgomery, AL	2	6.8%	153,855	61.4%	85.9%
Self-Storage total	4	10.4%	250,755	100%

Education			Beds	Percentage of Beds
St. Louis, MO	1	10.7%	406	100.0%	99.3%
Portfolio Total	35	100%
(1)
Based on fair value as of June 30, 2024.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of June 30, 2024.
(3)
“MSA” refers to metropolitan statistical area.

As of June 30, 2024, all of the properties listed in the table were owned in fee simple, with the exception of the following:

•
The Operating Partnership owns a leasehold interest in the medical outpatient property located in Greendale, Indiana, as well as a fee simple interest in the improvements located thereon. The ground lessor is Saint Elizabeth Medical Center, Inc. The ground lease has a term of approximately 60 years, expiring on December 31, 2077, with two 15-year renewal options. The Operating Partnership is required to pay the ground landlord base rent of $9 per month until December 31, 2026. On January 1, 2027 and every 10 years thereafter throughout the term, the base rent will be increased by an amount equal to 15% of the base rent for the immediately preceding 10-year period.
•
The Operating Partnership owns a leasehold interest in a medical outpatient property located in Phoenix, Arizona, as well as a fee simple interest in the improvements located thereon. The ground lessor is the State of Arizona, as Trustee through the State Land Commissioner. The ground lease has a term of 99 years, expiring on July 6, 2092. The Operating Partnership is required to pay the ground landlord base rent based on a percentage of the appraised value of the land, which is adjusted in five-year intervals. The annual base rent payable from July 7, 2023 through July 6, 2028 is $67.
•
The Operating Partnership owns a leasehold interest in a medical outpatient property located in West Jordan, Utah, as well as a fee simple interest in the improvements located thereon. The ground lessor is Jordan Valley Medical Center, L.P. The ground lease has a term of 99 years, expiring on October 7, 2114, with three 15-year renewal options. Base rent over the first 15 years of the ground lease term is $360; however, the entirety of this amount has been paid.

Lease Terms

Medical outpatient lease terms typically range from 5 to 15 years, and often include renewal options. Most of the Operating Partnership’s medical outpatient leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of the Operating Partnership’s self-storage leases and student housing residential leases expire within 12 months.

Lease Expirations

As of June 30, 2024, the weighted-average remaining term of the Operating Partnership’s total leased healthcare portfolio was approximately 7.6 years based on annualized base rent and 7.7 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical outpatient properties for leases in place as of June 30, 2024, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Based Rent ($)(1)	Percentage of Total Annualized Based Rent
2024 (remainder of the year)	—	—	—	$—	—
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	3	75,973	10.2%	2,188	10.4%
2029	2	42,442	5.7%	1,314	6.2%
2030	2	71,851	9.6%	1,893	9.0%
2031	5	98,935	13.2%	3,177	15.1%
2032	8	252,171	33.8%	6,229	29.6%
2033	9	164,457	22.0%	5,324	25.3%
Thereafter	3	40,772	5.5%	915	4.4%
Total	32	746,601	100.0%	$21,040	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of June 30, 2024, multiplied by 12.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of June 30, 2024, there were three tenants that represented more than 10.0% of the Operating Partnership’s healthcare portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s healthcare portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of June 30, 2024.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$4,844	23.0%	$33.12
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.2%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,279	6.1%	35.15
Starling Physicians, P.C.	2	112,369	15.0%	1,247	5.9%	11.10
Surgical Hospital of Oklahoma	1	33,500	4.5%	1,046	5.0%	31.21
Banner Health	1	29,350	3.9%	915	4.4%	31.19
Jordan Valley Medical Center LP	1	25,056	3.4%	883	4.2%	35.25
Community Hospitals of Indiana	1	42,187	5.6%	838	4.0%	19.86
NYU School of Medicine	1	16,920	2.3%	745	3.5%	44.03
Emerus Community Hospital	1	16,388	2.2%	716	3.4%	43.69
Total	20	546,850	73.2%	$15,720	74.7%	$28.75

Liquidity and Capital Resources – Operating Partnership

General

The Operating Partnership’s primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans or lines of credit	•	Cash receipts from tenants
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Capital contribution from General Partner
•	Organization and offering expenses	•	Proceeds from issuance of securities
•	Distributions to unitholders	•	Proceeds from related party line of credit
•	Payments for redemptions of OP Units	•	Proceeds from sales of real estate (if any)
•	Fees payable to the Advisor and property managers
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or indirectly through the purchase of equity interests in a DST, or through joint ventures

As of June 30, 2024, the Operating Partnership was not actively marketing for sale any properties.

As of June 30, 2024 and December 31, 2023, the Operating Partnership had total debt outstanding of $273.4 million and $239.3 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 4.03% and 3.60% per annum, respectively. The debt consists of (i) a secured term loan in an original principal amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time, (ii) a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time, (iii) a secured term loan in the original principal amount of $22 million (the “Parkway UL Mortgage Loan”) with Parkway, and (iv) a secured term loan in an original principal amount of $28 million (the “Parkway Storage V Mortgage Loan”) with Parkway. On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27.8 million. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of certain fees and expenses and certain other conditions. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The Parkway Storage V Mortgage Loan matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

As of June 30, 2024 and December 31, 2023, the Operating Partnership’s cash and cash equivalents balance was $6.2 million and $6.7 million, respectively.

As of June 30, 2024 and December 31, 2023, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the six months ended June 30, 2024 and June 30, 2023

$ in thousands	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Net cash flows provided by operating activities	$3,986	$5,423	$(1,437)
Net cash flows used in investing activities	$(23,016)	$(378)	$(22,638)
Net cash flows provided by (used in) financing activities	$18,616	$(8,621)	$27,237

Operating activities

The decrease in cash from operating activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an increase in general and administrative expenses, an increase in interest expense and lesser cash rent paid by our cash basis tenant in 2024 compared to 2023.

Investing activities

$ in thousands	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Purchase of investment properties	$(22,682)	$—	$(22,682)
Capital expenditures and tenant improvements	(494)	(378)	(116)
Other investing activities	160	—	160
Net cash used in investing activities	$(23,016)	$(378)	$(22,638)

The increase in cash used in investing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the acquisition of the Storage V Properties.

Financing activities

$ in thousands	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
Contributions	$302	$—	$302
Total net changes related to debt	24,079	(65)	24,144
Payment of offering costs	(286)	(1,918)	1,632
Redemptions of Class A OP Units	(2,559)	—	(2,559)
Distributions paid	(3,105)	(5,673)	2,568
Acquired interest rate swaps	(1,004)	—	(1,004)
Early termination of interest rate swaps	1,189	—	1,189
Cash paid for interest rate caps	—	(965)	965
Net cash provided by (used in) financing activities	$18,616	$(8,621)	$27,237

The increase in cash provided by financing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to proceeds received from the Parkway UL Mortgage Loan and the Parkway Storage V Mortgage Loan and net proceeds of $9 million from the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”), which were partially offset by repayment of assumed loans with First Merchants Bank.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the six months ended June 30, 2024 and 2023 is as follows:

$ in thousands	Six Months Ended June 30,
	2024	2023
Distributions accrued	$3,100	$5,595
Distributions paid	$3,105	$5,673
Cash flows from operations	$3,986	$5,423

For the six months ended June 30, 2024, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period. For the six months ended June 30, 2023, 4.4% of the Operating Partnership’s distributions were funded by available cash on hand generated from cash flows from operations generated during prior periods.

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

The following tables present the property net operating income broken out between same store and non-same store for the three and six months ended June 30, 2024 and 2023, prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP. A total of 30 medical outpatient properties with 32 operating leases and one student housing property that were acquired before January 1, 2023 represent “same store” in the tables below. “Non-same store,” as reflected in the tables below, consist of properties acquired after January 1, 2023. Four self-storage properties were acquired on April 5, 2024 and are included as non-same store properties.

Comparison of the three months ended June 30, 2024 and June 30, 2023

$ in thousands	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental revenue	$8,213	$7,612	$601	$7,305	$7,612	$(307)	$908	$—	$908
Other property revenue	10	—	10	1	—	1	9	—	9
Total revenues	8,223	7,612	611	7,306	7,612	(306)	917	—	917

Property operating expenses	1,189	801	388	949	801	148	240	—	240
Real estate tax expense	425	315	110	345	315	30	80	—	80
Total property operating expenses	1,614	1,116	498	1,294	1,116	178	320	—	320

Property net operating income	$6,609	$6,496	$113	$6,012	$6,496	$(484)	$597	$—	$597

General and administrative expenses	(1,316)	(532)	(784)
Advisor management fee	(194)	(255)	61
Performance participation allocation	264	—	264
Depreciation and amortization	(5,360)	(4,536)	(824)
Interest expense	(3,818)	(2,887)	(931)
Interest and other income	199	13	186
Net loss	$(3,616)	$(1,701)	$(1,915)

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the three months ended June 30, 2024 with the results of the same properties owned during the three months ended June 30, 2023, property net operating income decreased $484, total property revenues decreased $306, and total property operating expenses including real estate tax expense increased $178.

The decrease in same store total property revenues is primarily due to lesser cash rent paid by our cash basis tenant in 2024 compared to 2023.

The increase in same store total property operating expenses is primarily due to an increase in repairs and maintenance expenses and an increase in insurance expense in 2024.

Non-same store total property net operating income increased $597 during the three months ended June 30, 2024 as compared to 2023. The increase is a result of acquiring four self-storage properties on April 5, 2024. On a non-same store basis, total property revenues increased $917 and total property operating expenses including real estate tax expense increased $320 during the three months ended June 30, 2024 as compared to 2023 as a result of this acquisition.

General and administrative expenses. General and administrative expenses increased $784 in 2024 compared to 2023. The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees decreased $61 in 2024 compared to 2023. The decrease is primarily due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Performance participation allocation. Performance participation allocation decreased $264 in 2024 compared to 2023. The decrease is due to the reversal of accrued performance participation allocation as of March 31, 2024. Performance participation allocation is an annual calculation and the allocation as of the current period is on a cumulative year-to-date basis at the end of the period.

Depreciation and amortization. Depreciation and amortization increased $824 in 2024 compared to 2023. The increase is primarily due to the acquisition of four self-storage properties partially offset by fully amortized assets.

Interest expense. Interest expense increased $931 in 2024 compared to 2023. The increase is primarily due to an increase in debt and proceeds from the Credit Facility and higher amortization of derivatives costs.

Interest and other income. Interest and other income increased $186 in 2024 compared to 2023. The increase is primarily due to realized gain on termination of swaps that were acquired with the self-storage properties.

Comparison of the six months ended June 30, 2024 and June 30, 2023

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental revenue	$15,373	$15,247	$126	$14,465	$15,247	$(782)	$908	$—	$908
Other property revenue	128	1	127	119	1	118	9	—	9
Total revenues	15,501	15,248	253	14,584	15,248	(664)	917	—	917

Property operating expenses	2,037	1,683	354	1,797	1,683	114	240	—	240
Real estate tax expense	750	638	112	670	638	32	80	—	80
Total property operating expenses	2,787	2,321	466	2,467	2,321	146	320	—	320

Property net operating income	12,714	12,927	(213)	$12,117	$12,927	$(810)	$597	$—	$597

General and administrative expenses	(2,462)	(1,006)	(1,456)
Advisor management fee	(381)	(510)	129
Depreciation and amortization	(9,451)	(9,363)	(88)
Interest expense	(6,837)	(5,698)	(1,139)
Interest and other income	210	28	182
Net loss	$(6,207)	$(3,622)	$(2,585)

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the six months ended June 30, 2024 with the results of the same properties owned during the six months ended June 30, 2023, property net operating income decreased $810, total property revenues decreased $664, and total property operating expenses including real estate tax expense increased $146.

The decrease in same store total property revenues is primarily due to lesser cash rent paid by our cash basis tenant in 2024 compared to 2023.

The increase in same store total property operating expenses is primarily due to an increase in insurance, legal and repairs and maintenance expenses in 2024.

Non-same store total property net operating income increased $597 during the six months ended June 30, 2024 as compared to 2023. The increase is a result of acquiring four self-storage properties on April 5, 2024. On a non-same store basis, total property revenues increased $917 and total property operating expenses including real estate tax expense increased $320 during the six months ended June 30, 2024 as compared to 2023 as a result of this acquisition.

General and administrative expenses. General and administrative expenses increased $1,456 in 2024 compared to 2023. The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees decreased $129 in 2024 compared to 2023. The decrease is primarily due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Depreciation and amortization. Depreciation and amortization increased $88 in 2024 compared to 2023. The increase is primarily due to the acquisition of four self-storage properties partially offset by fully amortized assets.

Interest expense. Interest expense increased $1,139 in 2024 compared to 2023. The increase is primarily due to an increase in debt and proceeds from the Credit Facility and higher amortization of derivatives costs.

Interest and other income. Interest and other income decreased $182 in 2024 compared to 2023. The increase is primarily due to realized gain on termination of swaps that were acquired with the self-storage properties.

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

FFO and AFFO for the six months ended June 30, 2024 and 2023 are calculated as follows:

	$ in thousands	Six Months Ended June 30,
		2024	2023
	Net loss	$(6,207)	$(3,622)
Add:	Depreciation and amortization related to investment properties	9,451	9,363
	Funds from operations (FFO)	3,244	5,741

Less:	Above- and below-market rent intangible lease amortization, net	(694)	(694)
	Straight-line income, net	(454)	(613)
	Realized gain on termination of interest rate swaps	(185)	—
Add:	Amortization of deferred financing costs	810	656
	Amortization of mortgage premium/discount	101	176
	Amortization of derivatives costs	887	536
	Adjusted funds from operations (AFFO)	$3,709	$5,802

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

The following table provides a breakdown of the major components of our NAV as of June 30, 2024 (dollars and shares/units in thousands):

Components of NAV	As of June 30, 2024
Investments in real estate	$411,000
Cash and cash equivalents	6,222
Restricted cash	329
Other assets	16,032
Debt	(272,385)
Other liabilities (1)	(16,195)
Net asset value	$145,003
Total shares/units outstanding	5,823
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of June 30, 2024, we had accrued under GAAP $15 of distribution fees payable to Inland Securities Corporation (the “Dealer Manager”) related to the Class T shares and units. As of June 30, 2024, we had not sold or issued any Class S shares or units or Class D shares or units and, therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of June 30, 2024 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class I Shares/Units	Class A Units	Total
Net asset value	$204	$5,249	$139,550	$145,003
Number of outstanding shares/units	8	211	5,604	5,823
NAV per share/unit as of June 30, 2024	$24.7737	$24.8908	$24.9031

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the June 30, 2024 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.50%	6.33%
Self-Storage	8.16%	6.41%
Education	8.50%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.78%	1.95%	1.82%
	0.25% increase	(1.88)%	(1.64)%	(1.82)%
Exit capitalization rate (weighted average)	0.25% decrease	2.22%	2.44%	2.05%
	0.25% increase	(2.13)%	(2.06)%	(2.05)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of June 30, 2024
Equity per GAAP	$145,350
Adjustments:
Accumulated depreciation and amortization	44,535
Unrealized net real estate and debt appreciation (depreciation)	(40,713)
Straight-line rent adjustment	(4,219)
Unamortized equity-based compensation	46
Other liabilities	4
Net asset value	$145,003

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since June 12, 2023.

Record Date	Aggregate monthly gross distribution declared per share(1)
August 31, 2023	$0.0885
September 30, 2023	$0.0885
October 31, 2023	$0.0885
November 30, 2023	$0.0885
December 31, 2023	$0.0885
January 31, 2024	$0.0885
February 29, 2024	$0.0885
March 31, 2024	$0.0885
April 30, 2024	$0.0885
May 31, 2024	$0.0885
June 30, 2024	$0.0885
(1)
This also reflects net distributions declared per share of Class I common stock.

The gross distribution declared was reduced each month for Class T shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see “Note 6 - Transactions with Related Parties” which is included in this Quarterly Report on Form 10-Q. As of June 30, 2024, the Company had not issued any shares of Class D or Class S common stock.

The following table shows the monthly net distribution per share for shares of Class T common stock outstanding since May 1, 2024, the first day Class T shares became outstanding.

Record Date	Monthly net distribution declared per share of Class T common stock
May 31, 2024	$0.0704
June 30, 2024	$0.0711

Sources of Distributions to Common Stockholders

Six Months Ended June 30, 2024
Distributions to Holders of Common Stock
Paid in cash	$60
Total distributions	$60
Cash flows from operating activities	$—

During the six months ended June 30, 2024, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the December 31, 2023 Notes to Financial Statements which is included in our Annual Report on Form 10-K. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s June 30, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and the December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K. The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s June 30, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company and the Operating Partnership had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not consolidate the Operating Partnership.

Subsequent Events

For information related to subsequent events, reference is made to “Note 9 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q and Note 14 – “Subsequent Events” which is included in the Operating Partnership’s June 30, 2024 Notes to Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

As of June 30, 2024 and December 31, 2023, the Operating Partnership had outstanding debt of $273.4 million and $239.3 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 2.97% to 5.80% per annum and 2.97% to 4.10% per annum, respectively. The weighted average interest rate as of June 30, 2024 and December 31, 2023 was 4.03% and 3.60%, respectively, which includes the effect of interest rate swaps and interest rate caps. As of June 30, 2024 and December 31, 2023, the weighted average years to maturity for the mortgages was 2.2 years and 2.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$55,759	20.4%	5.80%	$21,738	9.1%	3.80%
Variable rate with swap agreements	88,000	32.2%	2.99%	88,000	36.8%	2.99%
Variable rate with cap agreements	129,594	47.4%	3.98%	129,594	54.1%	3.98%
Total	$273,353	100.0%		$239,332	100.0%

If interest rates on all debt which bears interest at variable rates as of June 30, 2024 increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

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

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s June 30, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Neither we nor the Operating Partnership is a party to, and none of the Operating Partnership’s properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

With the exception of the risk factors set forth below, which update the risk factors of the same caption included within our Annual Report on Form 10-K for the year ended December 31, 2023, there were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our Operating Partnership may be subject to tax indemnification obligations upon the taxable sale of certain of its properties.

In connection with our Operating Partnership’s acquisition of its current portfolio of 30 medical outpatient properties in September 2021 through a “roll-up” transaction with eight separate programs sponsored by an affiliate of our sponsor, the Operating Partnership provided tax protection to the investors in those eight programs, now limited partners of the Operating Partnership.

Pursuant to the tax protection provided to those limited partners, the Operating Partnership agreed, until September 2028, to indemnify the protected limited partners against certain tax consequences of a taxable transfer of all or any portion of the properties in the initial medical outpatient portfolio and to use commercially reasonable efforts to provide each of the protected limited partners with notice prior to any repayment or other action that could have the effect of reducing the amount of liabilities allocated to such limited partner in an amount that could result in taxable gain. These indemnification obligations could prevent our Operating Partnership from selling these properties at times and on terms that are in the best interest of the Operating Partnership, the Company and the respective equity owners of the Operating Partnership and the Company, and any indemnification payments that may become payable could be a significant expense for the Operating Partnership and the Company.

Additionally, in connection with the acquisition of four self-storage properties on April 5, 2024, we and the Operating Partnership provided to those investors that elected to receive OP Units in connection with the transaction the opportunity to enter into a tax protection agreement. Pursuant to this agreement, we and the Operating Partnership agreed as follows: (a) during the five-year period starting on April 5, 2024, the Operating Partnership will not dispose of the storage properties in a taxable transaction, other than in certain enumerated situations and will indemnify such limited partners for taxes arising to them in the event of a breach of such agreement by the Operating Partnership; and (b) during the 10-year period starting on April 5, 2024, the Operating Partnership will provide such limited partners with opportunities to ensure that they are allocated sufficient liabilities (including, as applicable, through a guarantee by such holders of indebtedness of the Operating Partnership) to prevent gain from being recognized to them as a result of any deemed distributions that would otherwise arise from a decrease in their share of liabilities of the Operating Partnership.

In addition, the Operating Partnership may in the future enter into tax indemnification agreements with certain persons who contribute their interests in properties to the Operating Partnership in exchange for limited partnership interests, including in connection with the DST Program. The obligations of our Operating Partnership under these and future indemnification agreements may constrain the Operating Partnership with respect to deciding to dispose of a particular property and may also result in financial obligations for us.

Our participation in the DST Program could subject us to liabilities from litigation or otherwise.

IPC recently launched the DST Program, through which it expects to sponsor a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. The DST Program is designed for, but not limited to, prospective investors seeking to defer the recognition of gain on the sale of other real property under Section 1031 of the Internal Revenue Code. In connection with the DST Program, the Operating Partnership, each DST, and each DST investor will enter into an option agreement pursuant to which the Operating Partnership will be granted the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require such DST investor to exchange his, her or its DST interest for Class T OP units, Class S OP units, Class D OP units, Class I OP units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement. Investors who acquire interests pursuant to such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

Non-U.S. holders may be required to file U.S. federal income tax returns and be subject to U.S. federal income tax upon their disposition of shares of our common stock or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a “non-U.S. holder” (defined as a beneficial owner of our common stock that is neither a U.S. holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes)), other than a “qualified shareholder” or a “withholding qualified holder,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPI), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. No assurance can be given, however, that we are or will be a domestically controlled REIT. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. If we were to fail to so qualify as a domestically controlled REIT, amounts received by a non-U.S. holder on certain dispositions of shares of our common stock (including a redemption) would be subject to tax under FIRPTA, unless (i) our shares of common stock were “regularly traded” on an established securities market and (ii) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common stock. However, it is not anticipated that our common stock will be “regularly traded” on an established market.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2024, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

The following table presents information about the Offering and use of proceeds therefrom as of June 30, 2024 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering shares sold	3,862	—	—	107,857	111,719
Gross proceeds from primary offering	$100	$—	$—	$2,705	$2,805
Reinvestments of distributions	—	—	—	1	1
Total gross proceeds	100	—	—	2,706	2,806
Selling commissions and dealer manager fees	3	—	—	—	3
Other expenses	—	—	—	—	—
Total expenses	3	—	—	—	3
Net offering proceeds (1)	$97	$—	$—	$2,706	$2,803

(1) Excludes offering costs of $4,056 incurred by the Operating Partnership.

We also pay our Dealer Manager distribution fees with respect to Class T, Class S and Class D shares sold in the Offering, but such fees are funded by the Operating Partnership from its operations rather than the Offering proceeds.

We intend to use the net proceeds from such sales to acquire a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties.

We contributed the net proceeds from the Offering to the Operating Partnership and received OP Units that correspond to the classes of the shares sold. The Operating Partnership primarily used the proceeds for general corporate expenses.

Share Repurchase Plan

We adopted the share repurchase plan (“SRP”), whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the Transaction Price (as defined in the SRP) on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the Transaction Price. Stockholders who have received shares of our common stock in exchange for OP Units may include the period of time such stockholder held such OP Units for purposes of calculating the holding period for such shares of our common stock. In the event that we, at our sole discretion, elect to issue Class A shares to holders of OP Units seeking redemption, we expect to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D and Class I shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the SRP if in its reasonable judgment it deems such action to be in our best interest. We began the SRP in January 2024, the first month of the first full calendar quarter following the conclusion of our escrow period.

During the three months ended June 30, 2024, there were no repurchases of shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Financial Statements of the Operating Partnership

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included unaudited consolidated financial statements as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023, as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Assets:
Investment properties held and used:
Land	$56,953	$47,068
Building and other improvements	381,216	349,665
Total	438,169	396,733
Less: accumulated depreciation	(34,541)	(27,857)
Net investment properties held and used	403,628	368,876
Cash and cash equivalents	6,222	6,695
Restricted cash	329	270
Accounts and rent receivable	4,536	4,098
Acquired lease intangible assets, net	33,323	34,318
Finance lease right-of-use asset, net	2,074	2,101
Operating lease right-of-use assets, net	3,390	3,409
Due from related parties (Note 10)	—	166
Other assets	11,609	11,863
Total assets	$465,111	$431,796

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$269,061	$235,437
Credit facility payable (Note 10)	9,000	—
Accounts payable and accrued expenses	3,250	2,907
Finance lease liability	2,831	2,812
Operating lease liability	1,738	1,731
Distributions payable	513	518
Redemptions payable	1,352	205
Acquired lease intangible liabilities, net	29,886	30,742
Due to related parties (Note 10)	506	337
Other liabilities	1,624	1,740
Total liabilities	319,761	276,429

Commitments and contingencies (Note 9)

Partners’ Capital:
General Partner	—	—
Limited Partners	136,180	146,709
Accumulated other comprehensive income	9,170	8,658
Total partners’ capital	145,350	155,367
Total liabilities and partners’ capital	$465,111	$431,796

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenue	$8,213	$7,612	$15,373	$15,247
Other property revenue	10	—	128	1
Total revenues	8,223	7,612	15,501	15,248

Expenses:
Property operating expenses	1,189	801	2,037	1,683
Real estate tax expense	425	315	750	638
General and administrative expenses	1,316	532	2,462	1,006
Advisor management fee (Note 10)	194	255	381	510
Performance participation allocation (Note 10)	(264)	—	—	—
Depreciation and amortization	5,360	4,536	9,451	9,363
Total expenses	8,220	6,439	15,081	13,200

Other Income (Expense):
Interest expense	(3,818)	(2,887)	(6,837)	(5,698)
Interest and other income	199	13	210	28
Net loss	$(3,616)	$(1,701)	$(6,207)	$(3,622)

Comprehensive income (loss):
Net loss	$(3,616)	$(1,701)	$(6,207)	$(3,622)
Unrealized gain on derivatives	1,169	4,531	4,062	2,867
Reclassification adjustment for amounts included in net loss	(1,840)	(1,632)	(3,550)	(3,002)
Comprehensive (loss) income	$(4,287)	$1,198	$(5,695)	$(3,757)

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2024	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at March 31, 2024	$—	$140,479	$9,841	$150,320

Contributions	—	2,606	—	2,606
Redemptions of Class A OP Units	—	(1,647)	—	(1,647)
Distributions	—	(1,553)	—	(1,553)
Equity-based compensation	—	20	—	20
Offering costs	—	(109)	—	(109)
Unrealized gain on derivatives	—	—	1,169	1,169
Reclassification adjustment for amounts included in net loss	—	—	(1,840)	(1,840)
Net loss	—	(3,616)	—	(3,616)

Balance at June 30, 2024	$—	$136,180	$9,170	$145,350

For the three months ended June 30, 2023	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at March 31, 2023	$—	$161,136	$10,026	$171,162

Distributions	—	(2,797)	—	(2,797)
Unrealized gain on derivatives	—	—	4,531	4,531
Reclassification adjustment for amounts included in net loss	—	—	(1,632)	(1,632)
Net loss	—	(1,701)	—	(1,701)

Balance at June 30, 2023	$—	$156,638	$12,925	$169,563

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2024	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2023	$—	$146,709	$8,658	$155,367

Contributions	—	2,706	—	2,706
Redemptions of Class A OP Units	—	(3,706)	—	(3,706)
Distributions	—	(3,100)	—	(3,100)
Equity-based compensation	—	31	—	31
Offering costs	—	(253)	—	(253)
Unrealized gain on derivatives	—	—	4,062	4,062
Reclassification adjustment for amounts included in net loss	—	—	(3,550)	(3,550)
Net loss	—	(6,207)	—	(6,207)

Balance at June 30, 2024	$—	$136,180	$9,170	$145,350

For the six months ended June 30, 2023	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2022	$—	$165,855	$13,060	$178,915

Distributions	—	(5,595)	—	(5,595)
Unrealized gain on derivatives	—	—	2,867	2,867
Reclassification adjustment for amounts included in net loss	—	—	(3,002)	(3,002)
Net loss	—	(3,622)	—	(3,622)

Balance at June 30, 2023	$—	$156,638	$12,925	$169,563

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,207)	$(3,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,451	9,363
Amortization of debt issuance costs and premium/discount	911	832
Amortization of acquired above- and below-market leases, net	(694)	(694)
Amortization of equity-based compensation	31	—
Amortization of finance lease right-of-use asset	27	28
Amortization of operating lease right-of-use assets	19	20
Realized gain on termination of interest rate swaps	(185)	—
Straight-line income	(525)	(689)
Changes in assets and liabilities:
Accounts and rent receivable	87	143
Due from related parties	166	—
Other assets	(336)	(323)
Accounts payable and accrued expenses	208	(77)
Due to related parties	150	(206)
Operating lease liability	7	10
Other liabilities	876	638
Net cash flows provided by operating activities	3,986	5,423

Cash flows from investing activities:
Purchase of investment properties	(22,682)	—
Capital expenditures and tenant improvements	(494)	(378)
Other investing activities	160	—
Net cash flows used in investing activities	(23,016)	(378)

Cash flows from financing activities:
Contributions	302	—
Proceeds from mortgage loans	34,122	—
Payment of mortgage loans	(17,735)	(65)
Proceeds from credit facility	18,000	—
Payment of credit facility	(9,000)	—
Redemptions of Class A OP Units	(2,559)	—
Payment of offering costs	(286)	(1,918)
Distributions paid	(3,105)	(5,673)
Payment of debt issuance costs	(1,308)	—
Acquired interest rate swaps	(1,004)	—
Early termination of interest rate swaps	1,189	—
Cash paid for interest rate caps	—	(965)
Net cash flows provided by (used in) financing activities	18,616	(8,621)

Net increase (decrease) in cash, cash equivalents and restricted cash	(414)	(3,576)
Cash, cash equivalents and restricted cash, at beginning of the period	6,965	10,658
Cash, cash equivalents and restricted cash, at end of the period	$6,551	$7,082

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Six Months Ended June 30,
	2024	2023

Cash paid for interest	$4,999	$4,548

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$513	$933

Redemptions payable	$1,352	$—

Accrued capital expenditures	$11	$1

Issuance of restricted Class I OP Units (Note 11)	$60	$—

In conjunction with the purchase of investment properties, the Operating Partnership acquired assets and assumed liabilities as follows:
Land	$9,885	$—
Building and improvements	31,046	—
Acquired in-place lease intangibles	1,934	—
Assumed mortgage loans	(17,634)	—
Other assumed liabilities	(145)	—
Total	25,086	—
Issuance of Class I OP Units as consideration for the acquisition of real estate	(2,294)	—
Issuance of Class T OP Units as consideration for the acquisition of real estate	(110)	—
Purchase of investment properties	$22,682	$—

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

NOTE 1 – ORGANIZATION

The Operating Partnership, a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. As of June 30, 2024, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties are located in 12 states. The Operating Partnership has no employees. Until September 30, 2022, the Operating Partnership was externally managed by IPC Alternative Assets Business Manager, LLC, an affiliate of Inland Private Capital Corporation (“IPC”), a Delaware corporation, pursuant to a Business Management Agreement. Effective as of October 1, 2022, the Business Management Agreement was transferred from IPC Alternative Assets Business Manager, LLC to IPC Alternative Real Estate Advisor, LLC, an affiliate of Inland Real Estate Investment Corporation (“IREIC”). There were no updates to the terms of the Business Management Agreement as a result of the transfer. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and IPC Alternative Real Estate Advisor, LLC entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023. IPC Alternative Assets Business Manager, LLC, until September 30, 2022, and IPC Alternative Real Estate Advisor, LLC, effective October 1, 2022, are referred to herein as the “Advisor.” Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the General Partner’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the General Partner’s and Operating Partnership’s assets, in accordance with the General Partner’s investment objectives, guidelines, policies and limitations, subject to oversight by the General Partner’s board of directors.

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the SEC. The General Partner will contribute the proceeds from the offering to the Operating Partnership. The General Partner intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, the General Partner will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of June 30, 2024, the Operating Partnership had 5,822,837 Operating Partnership Units (“OP Units”) outstanding, comprised of 8,243 Class T OP Units, 5,603,704 Class A OP Units and 210,890 Class I OP Units. The General Partner held 3,862 of the Class T OP Units and 119,179 of the Class I OP Units, representing a total of 2.1% interest in the Operating Partnership as of June 30, 2024. The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

The Operating Partnership has invested and intends to invest, through anticipated follow-on investment activity, in stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Operating Partnership’s audited consolidated and combined financial statements for the fiscal year ended December 31, 2023 included in the General Partner’s Annual Report on Form 10-K filed with the SEC on March 20, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Operating Partnership’s significant accounting policies during the six months ended June 30, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$6,222	$6,830
Restricted cash	329	252
Total cash, cash equivalents, and restricted cash	$6,551	$7,082

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

NOTE 3 – ACQUISITIONS

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage V Properties”) from an affiliate of IREIC, for a total purchase price of $43,869, including $17,634 of assumed loans (the “First Merchants Mortgage Loans”) and corresponding swaps of $1,004 from First Merchants Bank. The purchase price was determined based on appraisal performed by an independent third party appraiser. See Note 5 - “Debt and Derivative Instruments” for further information on the First Merchants Mortgage Loans.

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

The following table provides further details of the properties acquired during the six months ended June 30, 2024:

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
April 5, 2024	Druid Hills Road	Decatur, GA	Self-Storage	37,650	$5,603
April 5, 2024	Cobb Parkway	Marietta, GA	Self-Storage	59,250	8,220
April 5, 2024	Thorington Road	Montgomery, AL	Self-Storage	41,990	9,461
April 5, 2024	Vaughn Road	Montgomery, AL	Self-Storage	111,865	19,581
				250,755	$42,865

The above acquisition was accounted for as an asset acquisition. The Operating Partnership incurred $286 of total acquisition costs, which are capitalized in the accompanying consolidated balance sheet. These costs include third party due diligence costs such as appraisals, environmental studies and legal fees.

The following table presents certain additional information regarding the Operating Partnership’s acquisition during the six months ended June 30, 2024. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Six Months Ended June 30, 2024
Land	$9,885
Building and improvements	31,046
Acquired in-place lease intangibles	1,934
Assumed mortgage loans	(17,634)
Other assumed liabilities	(145)
Total	25,086
Issuance of Class I OP Units as consideration for the acquisition of real estate	(2,294)
Issuance of Class T OP Units as consideration for the acquisition of real estate	(110)
Purchase of investment properties	$22,682

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease value	$44,066	$42,132
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(13,947)	(11,018)
Acquired lease intangible assets, net	$33,323	$34,318
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	4,854	3,998
Acquired lease intangible liabilities, net	$(29,886)	$(30,742)

The weighted-average amortization period for the acquired in-place lease intangibles of the properties acquired during the six months ended June 30, 2024 was 0.5 years.

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

The following table summarizes the Operating Partnership’s ground lease intangibles as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(51)	(42)
Acquired below-market ground lease intangibles, net	$1,762	$1,771

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	20	17
Acquired above-market ground lease intangibles, net	$(480)	$(483)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,867	$1,337	$2,767	$2,954
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(2)	$(2)	$(3)	$(3)
Below-market ground leases, operating leases	5	5	9	9
Net property operating expense increase	$3	$3	$6	$6
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$(81)	$(81)	$(162)	$(162)
Acquired below-market leases	428	428	856	856
Net rental revenue increase	$347	$347	$694	$694

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2024 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2024 (remainder of the year)	$2,767	$162	$(857)	$(3)	$9
2025	3,599	324	(1,713)	(6)	18
2026	3,599	324	(1,713)	(6)	18
2027	3,599	324	(1,713)	(6)	18
2028	3,418	316	(1,713)	(6)	18
Thereafter	14,055	836	(22,177)	(453)	1,681
Total	$31,037	$2,286	$(29,886)	$(480)	$1,762

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2024 and December 31, 2023, the Operating Partnership had the following mortgage loans payable:

	June 30, 2024		December 31, 2023
Type of Debt	Principal Amount	Interest Rate	Principal Amount	Interest Rate
CONA Mortgage Loan (maturity date September 28, 2026)
Variable rate with swap agreements	$26,500	3.03%	$26,500	3.03%
Variable rate with cap agreements	68,439	4.10%	68,439	4.10%
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate with cap agreements	61,155	3.85%	61,155	3.85%
Parkway UL Mortgage Loan (maturity date March 28, 2026)	27,759	5.80%	21,738	3.80%
Parkway Storage V Mortgage Loan (maturity date April 25, 2026)	28,000	5.80%	—
Total debt before discount and debt issuance costs including impact of interest rate swaps/caps	273,353		239,332
Less: Unamortized discount on assumed mortgage loan	(186)		(287)
Less: Unamortized debt issuance costs	(4,106)		(3,608)
Total mortgage loans payable, net	$269,061		$235,437

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 4.03% and 3.60% per annum as of June 30, 2024 and December 31, 2023, respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $273,353 and $239,332 as of June 30, 2024 and December 31, 2023, respectively, and its estimated fair value was $272,385 and $237,887 as of June 30, 2024 and December 31, 2023, respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of June 30, 2024, scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

June 30, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Total
2024 (remainder of the year)	$—	$—	$—
2025	—	—	—
2026	—	273,353	273,353
2027	—	—	—
2028	—	—	—
Thereafter	—	—	—
Total	$—	$273,353	$273,353

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

As of June 30, 2024, the Operating Partnership had $94,939 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Advances made under the CONA Mortgage Loan accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 2.10%. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

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

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of June 30, 2024, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

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

As of June 30, 2024, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Advances made under the BMO Mortgage Loan accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of June 30, 2024, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

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

As of June 30, 2024, the Operating Partnership had $27,759 outstanding under the Parkway UL Mortgage Loan. The Parkway UL Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter. The Parkway UL Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The initial maturity date of the Parkway UL Mortgage Loan was October 26, 2024. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Pursuant to the amendment, the Parkway UL Mortgage Loan bears interest at a fixed rate equal to 5.80% per annum until March 28, 2026. Upon extension, the interest rate will be equal to the lesser of (a) 6.25%, or (b) 3-year U.S. Treasury Rate in effect on March 28, 2026 plus 2.00%. Beginning on April 28, 2024, the Parkway UL Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due.

The Parkway UL Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway UL Mortgage Loan become due. The Parkway UL Mortgage Loan is collateralized by the underlying property.

First Merchants Mortgage Loans

On April 5, 2024, the Operating Partnership assumed the First Merchants Mortgage Loans in the amount of $17,634 and the corresponding swaps from First Merchants Bank in connection with the acquisition of the Storage V Properties. On April 26, 2024, the Operating Partnership used the proceeds of the Parkway Storage V Mortgage Loan (defined below), to repay the assumed loans with First Merchants Bank. On April 26, 2024, the Operating Partnership also settled the corresponding swaps with First Merchants Bank.

Parkway Storage V Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage V Mortgage Loan”). As of June 30, 2024, the Operating Partnership had $28,000 outstanding under the Parkway Storage V Mortgage Loan. The Parkway Storage V Mortgage Loan bears interest at a rate equal to 5.80% per annum. The Parkway Storage V Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the Parkway Storage V Mortgage Loan is April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on April 25, 2026 plus 2.00%.

The Parkway Storage V Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway Storage V Mortgage Loan become due. The Parkway Storage V Mortgage Loan is collateralized by the Storage V Properties.

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

All of the Operating Partnership’s interest rate swap and cap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of June 30, 2024:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at June 30, 2024 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$1,980
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	4,699
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	26,500	306
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	2,624
CONA Mortgage Loan cap	February 9, 2023	February 1, 2023	January 2, 2025	1-month Term SOFR	2.00%	68,439	1,096
						$244,094	$10,705
(a)
As of June 30, 2024, the 1-month Term SOFR was 5.34%.
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

(a)
As of December 31, 2023, the 1-month Term SOFR was 5.35%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets and other liabilities in the consolidated balance sheets.

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships:	2024	2023	2024	2023
Effective portion of derivatives	$1,169	$4,531	$4,062	$2,867
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(1,840)	$(1,632)	$(3,550)	$(3,002)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $3,818 and $2,887 for the three months ended June 30, 2024 and 2023, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $6,837 and $5,698 for the six months ended June 30, 2024 and 2023, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $5,164.

NOTE 6 – EQUITY

The Operating Partnership’s capital includes general and limited partnership interests in the Operating Partnership referred to as General Partner’s capital and Limited Partners’ capital, respectively, in the accompanying consolidated statements of partners’ capital. The General Partner and the Limited Partners are collectively referred to as Partners. Partnership interests in the Operating Partnership, other than the Special Limited Partner (as defined in Note 10) interest and General Partner interest, are currently divided into five classes of units: (a) Class T OP Units; (b) Class S OP Units; (c) Class D OP Units; (d) Class I OP Units; and (e) Class A OP Units. In general, the Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units issued to the General Partner are intended to correspond on a one-for-one basis with the General Partner’s Class T shares, Class S shares, Class D shares and Class I shares. Similarly, Class A OP Units issued to the General Partner are intended to correspond on a one-for-one basis with the General Partner’s Class A shares if the General Partner issues Class A shares in connection with a Class A OP Unit redemption request. When the General Partner receives proceeds from the sale of shares of its common stock, the General Partner contributes such proceeds to the Operating Partnership and receives OP Units that correspond to the classes of the shares sold in the offering. Additionally, the Operating Partnership may issue any of these classes of OP Units to its Limited Partners. See Note 10 – “Transactions with Related Parties” for further information on management fees and performance participation allocation for each of the classes of OP Units.

Effective July 31, 2023, in contemplation of the Registration Statement as discussed in Note 1, the Operating Partnership effected a unit split for each OP Unit resulting in 5,815,959 Class A OP Units outstanding.

As of June 30, 2024, there were 3,862 Class T OP Units and 119,179 Class I OP Units issued to the General Partner. As of June 30, 2023, there were no OP Units issued to the General Partner. As of both June 30, 2024 and 2023, there were no General Partner interests issued to the General Partner.

Pursuant to the Amended and Restated Limited Partnership Agreement, OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner. During the three and six months ended June 30, 2024, certain Class A OP unitholders requested redemption of their units as shown in the tables below, all of which the General Partner accepted and agreed to redeem for cash. As of June 30, 2024, $1,352 in redemptions payable are reflected on the consolidated balance sheet.

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the three months ended June 30, 2024 and 2023:

Three months ended June 30, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units	Class I OP Units (1)
Beginning balance	—	5,669,303	—	114,986
Issuance of units	—	—	8,243	95,904
Redemptions	—	(65,599)	—	—
Ending balance	—	5,603,704	8,243	210,890

Three months ended June 30, 2023	General Partner Interests	Limited Partner Interests
		Class A OP Units
Beginning balance	—	373,033
Ending balance	—	373,033

The following tables detail the change in the Operating Partnership’s units for the six months ended June 30, 2024 and 2023:

Six months ended June 30, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units	Class I OP Units (1)
Beginning balance	—	5,751,638	—	108,569
Issuance of units	—	—	8,243	102,321
Redemptions	—	(147,934)	—	—
Ending balance	—	5,603,704	8,243	210,890

Six months ended June 30, 2023	General Partner Interests	Limited Partner Interests
		Class A OP Units
Beginning balance	—	373,033
Ending balance	—	373,033

(1) As of June 30, 2024, 46.9% of the Class T OP Units and 56.5% of the Class I OP Units were held by the General Partner.

NOTE 7 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributions paid	$1,551	$2,797	$3,105	$5,673
Distributions accrued	$1,553	$2,797	$3,100	$5,595

NOTE 8 –LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical outpatient properties, four self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical outpatient leases, as of June 30, 2024, range from 3.7 years to 13.7 years. The leases for self-storage units generally are on a month-to-month basis. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

Medical outpatient leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Operating Partnership for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Operating Partnership and recoverable under the terms of the lease. Under these leases, the Operating Partnership pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Self-storage units are leased to individual tenants under lease agreements, which generally are on a month-to-month basis. Student housing properties are typically leased by the bed on an individual lease liability basis and require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Operating Partnership for certain costs, primarily the tenant’s share of utilities expenses, incurred by the Operating Partnership. Under leases where all expenses are paid by the Operating Partnership, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As per ASC 842, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental revenue. The combined lease component and reimbursements for insurance and taxes are reported as rental revenue on the consolidated statements of operations and comprehensive income (loss).

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated statements of operations and comprehensive income (loss).

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental revenue - fixed payments	$7,234	$6,619	$13,429	$13,265
Rental revenue - variable payments (a)	632	646	1,250	1,288
Amortization of acquired above- and below-market leases, net	347	347	694	694
Rental revenue	$8,213	$7,612	$15,373	$15,247

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of June 30, 2024 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties and the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2024 (remainder of the year)	$10,033
2025	20,314
2026	20,657
2027	21,172
2028	20,316
Thereafter	72,028
Total	$164,520

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2024	2023	2024	2023
Ironwood Physicians, P.C.	16%	18%	17%	18%
Memorial Hermann Health System	11%	12%	12%	12%

Geographic Concentration

As of both June 30, 2024 and December 31, 2023, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical outpatient properties.

As of June 30, 2024, Alabama and Georgia represented approximately 61% and 39%, respectively, of the Operating Partnership’s total rentable square feet of self-storage properties.

Lease Expense as a Lessee

The below table shows the remaining lease term, including extensions, as of June 30, 2024, for the leases where the Operating Partnership is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	68
Jordan Valley Medical Center	135
Saint Elizabeth Medical Center	84

For the three months ended June 30, 2024 and 2023, total rent expense was $80 and $79, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2024 and 2023, total rent expense was $159 and $160, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive income (loss).

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating cash flows - operating leases	$16	$17	$33	$32
Operating cash flows - finance leases	$27	$27	$53	$53

For the three and six months ended June 30, 2024 and 2023, total finance lease cost was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of finance lease right-of-use asset	$13	$13	$27	$28
Interest on finance lease liability	35	35	71	70
Total finance lease cost	$48	$48	$98	$98

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(156)	(129)
Finance lease right-of-use asset, net of amortization	$2,074	$2,101

Lease payments for the ground leases as of June 30, 2024 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2024 (remainder of the year)	$34	$53
2025	67	105
2026	67	105
2027	67	121
2028	70	121
Thereafter	6,757	16,702
Total undiscounted lease payments	$7,062	$17,207
Less: Amount representing interest	(5,324)	(14,376)
Present value of lease liability	$1,738	$2,831

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both June 30, 2024 and December 31, 2023, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three and six months ended June 30, 2024 and 2023. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2024	2023	2024	2023	June 30, 2024	December 31, 2023
General and administrative reimbursements	(a)	$268	$169	$604	$282	$165	$130
Loan costs	(b)	$6	$—	$6	$—	$—	$—
Acquisition related costs		$9	$—	$25	$—	$—	$10
Interest expense	(c)	$121	$—	$121	$—	$32	$—
Offering Costs	(d)	$23	$36	$44	$87	$38	$10

Property management fees		$205	$143	$327	$300	$52	$4
Property operating expenses		102	9	119	17	25	—
Construction management fees		—	46	—	46	—	—
Total property management related costs	(e)	$307	$198	$446	$363	$77	$4

Advisor management fee	(f)	$194	$255	$381	$510	$194	$183

Performance participation allocation		$(264)	$—	$—	$—	$—	$—

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
(b)
The Advisor and its related parties are entitled to reimbursement for certain legal costs and financing fees related to securing financing for the Operating Partnership. Such costs are capitalized as debt issuance costs on the consolidated balance sheets and amortized into interest expense on the consolidated statements of operations and comprehensive income (loss) over the term of the related financing. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

(c)
The Operating Partnership incurs interest expense on the amounts drawn under the Credit Facility (as defined below) with IPC. See “Related Party Line of Credit” below for further information on the Credit Facility.
(d)
The Operating Partnership pays offering costs to certain related parties, for the Operating Partnership as well as the General Partner, attributable to the preparation of the Registration Statement and registration and qualification of the General Partner’s common stock under federal and state laws. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(e)
For each property that is managed by Inland Commercial Real Estate Services LLC (“Inland Commercial”), the Operating Partnership pays a monthly property management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, 5.0% of the base rent for one of the properties, and up to 3.9% of the gross income from any other property type. Inland Commercial may, in its sole discretion, waive fees with respect to a particular property. For each property that is managed directly by Inland Commercial or its affiliates, the Operating Partnership pays Inland Commercial a separate leasing fee, if applicable. Further, in the event that the Operating Partnership engages Inland Commercial to provide construction management services for a property, the Operating Partnership pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Operating Partnership also reimburses Inland Commercial and its affiliates for property-level expenses that they pay or incur on the Operating Partnership’s behalf, including the salaries, bonuses and benefits of persons performing services for Inland Commercial and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of Inland Commercial or the Operating Partnership.

For the properties managed by Inland Devon Self Storage Holdings LLC (“Devon”), an affiliate of IREIC, the Operating Partnership pays Devon a monthly management fee in an amount equivalent to the greater 5.0% of the “gross revenue,” as defined in the agreement, generated on an aggregate basis from the property during the preceding calendar month or $3 on an aggregate basis, whichever is greater. If Devon supervises any capital improvement project for the property owner, the Operating Partnership will also pay Devon a development supervision fee, in an amount equal to 10% of the cost of the project if the project is completed by Devon or in an amount equal to 7% if the project is completed by a third party. Additionally, Devon will issue the Operating Partnership a monthly credit equal to any monthly administrative fee collected by Devon in connection with the insurance premiums collected at the property.

Property management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheets.

(f)
Prior to August 1, 2023, the Operating Partnership paid the Advisor an annual business management fee equal to 0.25% of its “initial partnership assets”, which was payable monthly in an amount equal to 0.0208% of its initial partnership assets as of the last day of the immediately preceding month. “Initial partnership assets” means, for any period, the average of the aggregate book value of the assets of the Operating Partnership, including all intangibles and goodwill, invested, directly or indirectly, in equity interest in, and loans secured by, real estate assets, and all consolidated and unconsolidated joint ventures or other partnerships, before non-cash charges such as depreciation, amortization, impairments and bad debt reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and the Advisor entered into the Advisory Agreement, which is effective from August 1, 2023. Per the Advisory Agreement, the Operating Partnership or the General Partner will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership and (ii) 0.50% of the aggregate net asset value (“NAV”) of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the General Partner or Class I OP Units of the Operating Partnership. The business management fee and the management fee are included within Advisor management fee in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheets.

Performance Participation Allocation

The Operating Partnership is governed by the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated June 27, 2024 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”).

On August 24, 2023, the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles the Special Limited Partner to receive an allocation of “Total Return” and “Class A Total Return.” “Total Return” is defined as distributions paid or accrued on OP Units (excluding Class A OP Units) plus the change in the NAV of such OP Units (excluding Class A OP Units), adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return. “Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. As of June 30, 2024, the Special Limited Partner had accrued a performance participation allocation of $0.

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

On April 4, 2024, the Operating Partnership borrowed $18,000 from IPC under the Credit Facility. The proceeds were used for the acquisition of the Storage V Properties. On April 26, 2024, the Operating Partnership used a portion of the proceeds from the Parkway Storage V Mortgage Loan to pay down $9,000 of the Credit Facility. As of June 30, 2024, the Operating Partnership had an outstanding balance of $9,000 on the Credit Facility.

Class A OP Units held by Affiliates

As of both June 30, 2024 and December 31, 2023, 75,484 Class A OP Units, which represents 1.35% and 1.31%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

Due from Related Parties

As of June 30, 2024 and December 31, 2023, $0 and $166, respectively, of cash due from an affiliate is included in due from related parties in the consolidated balance sheets.

DST Program

On June 27, 2024, IPC launched the DST Program, through which it expects to sponsor a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. The DST Program is designed for, but not limited to, prospective investors seeking to defer the recognition of gain on the sale of other real property under Section 1031 of the Internal Revenue Code. In connection with the DST Program, the Operating Partnership, each DST, and each DST investor will enter into an option agreement pursuant to which the Operating Partnership will be granted the option (the “FMV Option”), but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require such DST investor to exchange his, her or its DST interest for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

In connection with each private placement, each DST, the Company, the Operating Partnership and the Dealer Manager will enter into a placement agent agreement pursuant to which the Dealer Manager, as placement agent, will offer and sell beneficial interest in the applicable DST. The General Partner and the Operating Partnership are only party to such placement agent agreement for the limited purpose of paying the distribution fees that may be payable to the Dealer Manager in connection with an exercise of the FMV Option. As part of the DST Program, the General Partner and the Operating Partnership will offer to those DST investors that receive OP Units the opportunity to enter into a tax protection agreement.

In connection with the DST Program, IPC, the General Partner and the Operating Partnership entered into a letter agreement (the “Indemnification Agreement”) on June 27, 2024 pursuant to which parties provide mutual indemnification obligations with respect to the private placements sponsored by IPC. Under the Indemnification Agreement, the General Partner and the Operating Partnership have agreed to indemnify IPC, its officer and directors, and each person, if any, who controls IPC within the meaning of the Securities Act, against any and all Loss (as defined in the Indemnification Agreement) caused by or based on: (i) any untrue statement or alleged untrue statement of a material fact relating to the General Partner or the Operating Partnership which was furnished or approved by the General Partner or the Operating Partnership specifically for inclusion in, and actually contained in the offering materials related to the private placements but specifically excluding any tax consequences related to the OP Units (collectively, the “General Partner Information”) and (ii) the omission or alleged omission therefrom of a material fact regarding the General Partner or the Operating Partnership required to be stated in the General Partner Information (excluding any tax consequences related to the OP Units) or necessary to make the statements in the General Partner Information, in light of the circumstances under which they were made, not misleading.

Other assets

As of June 30, 2024 and December 31, 2023, other assets includes $2 and $0, respectively, of prepaid expenses to Devon.

NOTE 11 – EQUITY-BASED COMPENSATION

As a result of the restricted share grants by the General Partner to its independent directors, the Operating Partnership issued 2,387 Class I restricted units to the General Partner on March 19, 2024. Compensation expense associated with the restricted units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with the restricted units issued to the General Partner was $20 and $31 for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the General Partner had $46 of unrecognized compensation expense related to the restricted units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to restricted units will be recognized is 0.66 years.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2024
Interest rate swap agreements - Other assets	$—	$6,985	$—	$6,985
Interest rate cap agreements - Other assets	$—	$3,720	$—	$3,720
December 31, 2023
Interest rate swap agreements - Other assets	$—	$6,589	$—	$6,589
Interest rate cap agreements - Other assets	$—	$4,607	$—	$4,607
Interest rate cap agreements - Other liabilities	$—	$(116)	$—	$(116)

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

NOTE 13 – SEGMENT REPORTING

As of June 30, 2024, the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. The Operating Partnership believes that segment net operating income is a key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment.

Prior to the acquisition of Storage V Properties on April 5, 2024, the Operating Partnership managed its operations in two reportable segments: Healthcare and Education. Prior to the acquisition of University Lofts on December 1, 2022, the Operating Partnership managed its operations on an aggregated, single segment basis for purposes of assessing performance and making operational decisions and, accordingly, had only one reporting and operating segment.

The following table details the total assets by reportable segment as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Healthcare	$381,515	$388,543
Education	35,441	36,042
Self-Storage	41,699	—
Corporate and other	6,456	7,211
Total assets	$465,111	$431,796

The following table details the financial results by reportable segment for the three months ended June 30, 2024:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$6,097	$908	$1,208	$8,213
Other property revenue	1	9	—	10
Total revenues	6,098	917	1,208	8,223

Expenses:
Property operating expenses	514	240	435	1,189
Real estate tax expense	252	80	93	425
Total expenses	766	320	528	1,614

Segment net operating income	$5,332	$597	$680	$6,609

Depreciation and amortization	$(3,738)	$(1,263)	$(359)	$(5,360)

General and administrative expenses				$(1,316)
Advisor management fee				(194)
Performance participation allocation				264
Interest expense				(3,818)
Interest and other income				199
Net loss				$(3,616)

The following table details the financial results by reportable segment for the three months ended June 30, 2023:

	Healthcare	Education	Total
Revenues:
Rental revenue	$6,524	$1,088	$7,612
Other property revenue	—	—	—
Total revenues	6,524	1,088	7,612

Expenses:
Property operating expenses	428	373	801
Real estate tax expense	214	101	315
Total expenses	642	474	1,116

Segment net operating income	$5,882	$614	$6,496

Depreciation and amortization	$(3,716)	$(820)	$(4,536)

General and administrative expenses			$(532)
Advisor management fee			(255)
Interest expense			(2,887)
Interest and other income			13
Net loss			$(1,701)

The following table details the financial results by reportable segment for the six months ended June 30, 2024:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$12,053	$908	$2,412	$15,373
Other property revenue	119	9	—	$128
Total revenues	12,172	917	2,412	15,501

Expenses:
Property operating expenses	954	240	843	2,037
Real estate tax expense	485	80	185	750
Total expenses	1,439	320	1,028	2,787

Segment net operating income	$10,733	$597	$1,384	$12,714

Depreciation and amortization	$(7,469)	$(1,263)	$(719)	$(9,451)

General and administrative expenses				$(2,462)
Advisor management fee				(381)
Performance participation allocation				—
Interest expense				(6,837)
Interest and other income				210
Net loss				$(6,207)

The following table details the financial results by reportable segment for the six months ended June 30, 2023:

	Healthcare	Education	Total
Revenues:
Rental revenue	$13,059	$2,188	$15,247
Other property revenue	1	—	1
Total revenues	13,060	2,188	15,248

Expenses:
Property operating expenses	952	731	1,683
Real estate tax expense	440	198	638
Total expenses	1,392	929	2,321

Segment net operating income	$11,668	$1,259	$12,927

Depreciation and amortization	$(7,490)	$(1,873)	$(9,363)

General and administrative expenses			$(1,006)
Advisor management fee			(510)
Interest expense			(5,698)
Interest and other income			28
Net loss			$(3,622)

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Operating Partnership has evaluated events that occurred through August 14, 2024, which is the date of issuance of these consolidated financial statements to determine whether any of these events required disclosure in the consolidated financial statements.

Related Party Line of Credit

On August 1, 2024, the Operating Partnership borrowed an additional $1,000 from IPC under the Credit Facility.

Director Stock Awards

On August 1, 2024, the General Partner granted its independent directors a total of 3,336 restricted Class I shares of the General Partner with a total value of $83. The restricted shares will vest on August 1, 2025. The Operating Partnership issued 3,336 Class I OP Units to the General Partner as a result of the grant.

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

10.1*	Third Amended and Restated IPC Alternative Real Estate Operating Partnership, LP Partnership Agreement dated June 27, 2024

10.2*	Form of Placement Agent Agreement for DST Program

10.3*	Form of Option Agreement for DST Program

10.4*	Form of Tax Protection Agreement for DST Program

10.5*	Indemnification Agreement by and between Inland Private Capital Corporation, the Company and IPC Alternative Real Estate Operating Partnership, LP, dated June 27, 2024

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

/s/ Keith D. Lampi
By:	Keith D. Lampi
Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	August 14, 2024

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer)
Date:	August 14, 2024