Form 10-Q
period 2024-09-30
IPC Alternative Real Estate Income Trust, Inc.
filed 2024-11-13
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

Yes ☐ No ☒

As of November 12, 2024, the registrant had the following shares of common stock outstanding: 8,528 shares of Class T common stock, 0 shares of Class S common stock, 0 shares of Class D common stock, 182,156 shares of Class I common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

TABLE OF CONTENTS

		Page
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)

	Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Statements of Operations and Comprehensive Loss for the three months ended September 30, 2024 and 2023, for the nine months ended September 30, 2024 and for the period June 12, 2023 (date of initial capitalization) through September 30, 2023	4

	Statements of Equity for the three months ended September 30, 2024 and 2023	5

	Statements of Equity for the nine months ended September 30, 2024 and for the period June 12, 2023 (date of initial capitalization) through September 30, 2023	6

	Statements of Cash Flows for the nine months ended September 30, 2024 and for the period June 12, 2023 (date of initial capitalization) through September 30, 2023	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

	Part II - Other Information
Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	36

	IPC Alternative Real Estate Operating Partnership, LP Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	38

	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	39

	Consolidated Statements of Partners’ Capital for the three months ended September 30, 2024 and 2023	40

	Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2024 and 2023	41

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	42

	Notes to Consolidated Financial Statements	44

Item 6.	Exhibits	64

Signatures	65

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Assets:
Investment in Operating Partnership	$3,101	$2,651
Distributions receivable from Operating Partnership	13	10
Receivable from Operating Partnership	6	—
Total assets	$3,120	$2,661

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$13	$10
Due to related party	6	—
Total liabilities	19	10

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 4,351 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 139,000 and 108,569 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	3,575	2,722
Accumulated deficit	(347)	(29)
Accumulated other comprehensive loss	(128)	(43)
Total equity	3,101	2,651
Total liabilities and equity	$3,120	$2,661

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended	For the period June 12, 2023 (date of initial capitalization) through
	2024	2023	September 30, 2024	September 30, 2023

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(90)	$(2)	$(222)	$(2)
Net loss	$(90)	$(2)	$(222)	$(2)

Net loss per common share, basic and diluted (1)	$(0.71)	$(0.20)	$(1.88)	$(0.20)

Weighted average number of common shares outstanding, basic and diluted (1)	126,567	8,000	117,747	8,000

Comprehensive loss:
Net loss	$(90)	$(2)	$(222)	$(2)
Comprehensive (loss) income from Operating Partnership	(92)	1	(85)	1
Comprehensive loss	$(182)	$(1)	$(307)	$(1)

(1) The information for the period June 12, 2023 (date of initial capitalization) through September 30, 2023 has been retroactively restated to reflect the stock split effected in the form of a stock dividend. See Note 4 for further information.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the three months ended September 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2024	$—	$—	$—	$—	$1	$—	$3,079	$(222)	$(36)	$2,822
Proceeds from issuance of common stock	—	—	—	—	—	—	412	—	—	412
Offering costs	—	—	—	—	—	—	(1)	—	—	(1)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	2	—	—	2
Common stock distributions declared	—	—	—	—	—	—	—	(35)	—	(35)
Equity-based compensation	—	—	—	—	—	—	83	—	—	83
Net loss	—	—	—	—	—	—	—	(90)	—	(90)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	(92)	(92)
Balance at September 30, 2024	$—	$—	$—	$—	$1	$—	$3,575	$(347)	$(128)	$3,101

	Par value
For the three months ended September 30, 2023	Preferred Stock	Common Stock (1)	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I (1)	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity

Balance at June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$200	$—	$—	$200
Common stock distributions declared	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(2)	—	(2)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	—	1	1
Balance at September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$200	$(4)	$1	$197

(1) Refer to Note 4 regarding the conversion of common stock and stock split effected in the form on a stock dividend for Class I shares.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the nine months ended September 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	$—	$—	$—	$—	$1	$—	$2,722	$(29)	$(43)	$2,651
Proceeds from issuance of common stock	—	—	—	—	—	—	717	—	—	717
Offering costs	—	—	—	—	—	—	(10)	—	—	(10)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	3	—	—	3
Common stock distributions declared	—	—	—	—	—	—	—	(96)	—	(96)
Equity-based compensation	—	—	—	—	—	—	143	—	—	143
Net loss	—	—	—	—	—	—	—	(222)	—	(222)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	(85)	(85)
Balance at September 30, 2024	$—	$—	$—	$—	$1	$—	$3,575	$(347)	$(128)	$3,101

	Par value
For the period June 12, 2023 (date of initial capitalization) through September 30, 2023	Preferred Stock	Common Stock (1)	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I (1)	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance at June 12, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	200	—	—	200
Common stock distributions declared	—	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(2)	—	(2)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	—	1	1
Balance at September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$200	$(4)	$1	$197

(1) Refer to Note 4 regarding the conversion of common stock and stock split effected in the form on a stock dividend for Class I shares.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30, 2024	For the period June 12, 2023 (date of initial capitalization) through September 30, 2023
Cash flows from operating activities:
Net loss	$(222)	$(2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	222	2
Net cash flows provided by operating activities	—	—

Cash flows from investing activities:
Investment in Operating Partnership	(717)	(200)
Distributions from investment in Operating Partnership	93	1
Net cash flows used in investing activities	(624)	(199)

Cash flows from financing activities:
Proceeds from issuance of common stock	714	200
Proceeds from distribution reinvestment plan	3	—
Distributions paid to common stockholders	(93)	(1)
Net cash flows provided by financing activities	624	199

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, at beginning of the period	—	—
Cash and cash equivalents, at end of the period	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$13	$1

Equity-based compensation – Restricted stock issued and investment in Operating Partnership	$143	$—

Accrued distribution fee due to related party	$6	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

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

As of September 30, 2024, the Company holds 4,351 Class T OP Units and 139,000 Class I OP Units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 20, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, except as noted below.

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

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that are currently required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company has not early adopted ASU 2023-07 and does not expect the adoption of ASU 2023-07 to have any impact on its financial statements.

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

NOTE 3 – Investment in OPERATING PARTNERSHIP

During the three months ended September 30, 2024, the Company contributed $498, which includes $83 for the issuance of restricted units, to the Operating Partnership and received 489 Class T OP Units and 19,821 Class I OP Units. During the nine months ended September 30, 2024, the Company contributed $864, which includes $143 for the issuance of restricted units, to the Operating Partnership and received 4,351 Class T OP Units and 30,431 Class I OP Units. During the three months ended September 30, 2023 and the period from June 12, 2023 (date of initial capitalization) through September 30, 2023, the Company contributed $200 to the Operating Partnership and received 8,000 Class I OP Units. In determining whether the Company has a controlling financial interest in the Operating Partnership, the Company considered whether the Operating Partnership is a variable interest entity and whether the Company is the primary beneficiary. Even though the Company has the power to direct the most significant activities impacting the economic performance of the Operating Partnership, the Company lacks the obligation to absorb losses or the right to receive benefits of the Operating Partnership that could potentially be significant to the Operating Partnership. As such, the Company’s investment in the Operating Partnership is accounted for using the equity method of accounting. Management evaluates reconsideration events as they occur. Reconsideration events include, among other criteria, changes in the capital balances of the Operating Partnership.

As of September 30, 2024, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of September 30, 2024 are located in 12 states. As of December 31, 2023, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties owned as of December 31, 2023 are located in 10 states. The Operating Partnership has no employees.

The Company’s investment in the Operating Partnership as of September 30, 2024 was as follows:

		Carrying Amount
	Ownership Percentage (1)	September 30, 2024 (2)
Class T OP Units	0.1%	$92
Class I OP Units	2.4%	3,009
Total	2.5%	$3,101
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of September 30, 2024, the Operating Partnership had issued Class A OP Units, Class T OP Units and Class I OP Units, and 49.8% of the Class T OP Units and 60.2% of the Class I OP Units were held by the Company.
(2)
Excludes $184 of basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The accretion of the basis difference was $1 and $4 for the three and nine months ended September 30, 2024, respectively, and is included within loss from equity method investment in Operating Partnership in the accompanying statements of operations and comprehensive loss.

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
(2)
Excludes $189 of basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The accretion of the basis difference was $1 for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, and is included within loss from equity method investment in Operating Partnership in the accompanying statements of operations and comprehensive loss.

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the three and nine months ended September 30, 2024 and from August 21, 2023, which is the date of the Company’s initial contribution to the Operating Partnership, through September 30, 2023 was as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Period Ended September 30, 2023
IPC Alternative Real Estate Operating Partnership, LP	$(90)	$(222)	(2)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Total assets	$455,185	$431,796
Total liabilities	$319,772	$276,429
Total partners’ capital	$135,413	$155,367

The following table provides the summarized income statement of the Operating Partnership for the three months ended September 30, 2024 and 2023 and for the nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended
	2024	2023	September 30, 2024
Total revenues	$8,452	$7,419	$23,953
Net loss	$(3,785)	$(1,726)	$(9,992)

NOTE 4 – EQUITY

As of September 30, 2024, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

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

The Company is not offering Class A shares in the Offering, and the Company had no Class A shares outstanding as of September 30, 2024. However, pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Operating Partnership to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

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

There were $2 and $3 of distributions reinvested through the DRP during the three and nine months ended September 30, 2024, respectively. There were no distributions reinvested through the DRP during the three months ended September 30, 2023 and during the period June 12, 2023 (date of initial capitalization) through September 30, 2023.

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

There were no repurchases through the SRP for the three and nine months ended September 30, 2024. There were no repurchases through the SRP for the three months ended September 30, 2023 and for the period June 12, 2023 (date of initial capitalization) through September 30, 2023.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock:

For the three months ended September 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	3,862	—	—	119,179	—
Issuance of shares	—	487	—	—	16,397	—
Distribution reinvestment	—	2	—	—	89	—
Issuance of restricted shares (Note 7)	—	—	—	—	3,335	—
Ending balance	—	4,351	—	—	139,000	—

For the three months ended September 30, 2023	Preferred Stock	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	200	—	—	—	—	—
Conversion of shares	—	(200)	—	—	—	200	—
Stock split	—	—	—	—	—	7,800	—
Ending balance	—	—	—	—	—	8,000	—

For the nine months ended September 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	108,569	—
Issuance of shares	—	4,349	—	—	24,594	—
Distribution reinvestment	—	2	—	—	115	—
Issuance of restricted shares (Note 7)	—	—	—	—	5,722	—
Ending balance	—	4,351	—	—	139,000	—

For the period June 12, 2023 (date of initial capitalization) through September 30, 2023	Preferred Stock	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	—	—	—
Issuance of shares	—	200	—	—	—	—	—
Conversion of shares	—	(200)	—	—	—	200	—
Stock split	—	—	—	—	—	7,800	—
Ending balance	—	—	—	—	—	8,000	—

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the nine months ended September 30, 2024. The gross distribution was reduced each month for Class T shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 6 - Transactions with Related Parties” below. As of September 30, 2024, the Company had not issued any shares of Class D or Class S common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class I Shares
Aggregate gross distributions declared per share	$0.4425	$0.7965
Distribution fee per share	0.0874	N/A
Net distributions declared per share	$0.3551	$0.7965

The table below presents the aggregate distributions declared per share for each applicable class of common stock during the period from June 12, 2023 (date of initial capitalization) through September 30, 2023. As of September 30, 2023, the Company had not issued any shares of Class D, Class S or Class T common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

Class I Shares
Aggregate distributions declared per share	$0.1770

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for both the three and nine months ended September 30, 2024, no additional shares related to restricted shares were included in the computation of Diluted EPS. For the three months ended September 30, 2023 and the period from June 12, 2023 (date of initial capitalization) through September 30, 2023, there were no common share equivalents outstanding that would have a dilutive effect, and accordingly, the weighted average number of common shares outstanding is identical for the periods for both basic and diluted shares.

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

As of September 30, 2024, $6 of distribution fees payable to the Dealer Manager and the corresponding receivable from the Operating Partnership have been reflected as due to related party and receivable from Operating Partnership, respectively, on the accompanying balance sheet.

Related Party Share Ownership

As of both September 30, 2024 and December 31, 2023, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of September 30, 2024.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025

Under the Company’s independent director compensation plan (the “DCP”), restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. There were no restricted shares that vested during the three and nine months ended September 30, 2024 and 2023.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at December 31, 2023	935
Granted (at weighted average grant date fair value of $24.94 per share)	5,722
Vested	—
Outstanding at September 30, 2024	6,657

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2024 and December 31, 2023, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Distributions

On October 30, 2024, the Company announced that the board of directors authorized a distribution to stockholders of record as of October 31, 2024, that the Company paid on or about November 5, 2024, for each class of its common stock in the amount per share set forth below:

	Class T Shares	Class I Shares
Aggregate gross distributions declared per share	$0.0885	$0.0885
Distribution fee per share	0.0172	N/A
Net distributions declared per share	$0.0713	$0.0885

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of IPC Alternative Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024, subsequent Quarterly Reports on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.

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

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through September 30, 2024. Our entire activity from inception through September 30, 2024 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in the Offering, we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of our shares sold. As of September 30, 2024, we hold 4,351 Class T OP Units and 139,000 Class I OP Units, representing a total of 2.5% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part II Item 5 in this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

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

The Operating Partnership is primarily focused on investing in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. In the initial stages of our capital raise pursuant to the Offering, a primary source of proposed real estate investments will consist of DST or other private investment programs sponsored by IPC, an affiliate of our sponsor. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to the Operating Partnership in exchange for OP Units under Section 721 of the Code. In particular, on June 27, 2024, IPC launched a program (the “DST Program”) through which it expects to sponsor a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. In connection with the DST Program, the Operating Partnership will receive a fair market value purchase option with respect to each DST, giving the Operating Partnership the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require DST investors to exchange their DST interests for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

The following discussion and analysis is based on the consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part II Item 5 in this Quarterly Report on Form 10-Q.

As of September 30, 2024 the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. As of December 31, 2023, the Operating Partnership operated in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually.

As of September 30, 2024 and December 31, 2023, the Operating Partnership had total assets of $455.2 million and $431.8 million, respectively. As of September 30, 2024, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of September 30, 2024 are located in 12 states. As of December 31, 2023, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties owned as of December 31, 2023 are located in 10 states. A majority of the Operating Partnership’s medical outpatient properties are single-tenant medical outpatient buildings. For the nine months ended September 30, 2024, medical outpatient buildings, self-storage properties and the student housing property represented 76.8%, 7.7% and 15.5%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2023, medical outpatient buildings and the student housing property represented 84.7% and 15.3%, respectively, of the Operating Partnership’s total revenues. As of September 30, 2024, medical outpatient buildings, self-storage properties and the student housing property were 100%, 82.6% and 100% leased, respectively. As of December 31, 2023, all of the Operating Partnership’s portfolio properties were 100% leased.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Overview of Operating Partnership’s Portfolio

As of September 30, 2024, the Operating Partnership’s real property portfolio consisted of 35 properties totaling approximately 746,601 square feet of medical outpatient buildings, 250,755 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 17 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of September 30, 2024:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.4%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.0%	56,173	7.5%	100.0%
Connecticut	2	4.8%	112,369	15.1%	100.0%
Dallas, TX	1	1.5%	16,050	2.1%	100.0%
Garden City, NY	1	2.5%	16,920	2.3%	100.0%
Greendale, IN	1	2.1%	24,722	3.3%	100.0%
Houston, TX	2	12.3%	88,450	11.8%	100.0%
Indianapolis, IN	1	2.7%	42,187	5.7%	100.0%
Oklahoma City, OK	1	3.2%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	26.1%	199,958	26.8%	100.0%
Raleigh, NC	1	1.6%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	7.3%	71,995	9.6%	100.0%
Salt Lake City MSA, UT	2	6.2%	54,758	7.3%	100.0%
Healthcare Total	30	78.7%	746,601	100.0%

Self-Storage
Decatur, GA	1	1.5%	37,650	15.0%	74.4%
Marietta, GA	1	2.1%	59,250	23.6%	82.9%
Montgomery, AL	2	6.8%	153,855	61.4%	84.5%
Self-Storage total	4	10.4%	250,755	100%

Education			Beds	Percentage of Beds
St. Louis, MO	1	10.9%	406	100.0%	100.0%
Portfolio Total	35	100%
(1)
Based on fair value as of September 30, 2024.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of September 30, 2024.
(3)
“MSA” refers to metropolitan statistical area.

As of September 30, 2024, all of the properties listed in the table were owned in fee simple, with the exception of the following:

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

Lease Expirations

As of September 30, 2024, the weighted-average remaining term of the Operating Partnership’s total leased healthcare portfolio was approximately 7.4 years based on annualized base rent and 7.5 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical outpatient properties for leases in place as of September 30, 2024, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Based Rent ($)(1)	Percentage of Total Annualized Based Rent
2024 (remainder of the year)	—	—	—	$—	—
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	3	75,973	10.2%	2,201	10.4%
2029	2	42,442	5.7%	1,314	6.2%
2030	2	71,851	9.6%	1,893	9.0%
2031	5	98,935	13.2%	3,177	15.1%
2032	8	252,171	33.8%	6,277	29.8%
2033	9	164,457	22.0%	5,324	25.2%
Thereafter	3	40,772	5.5%	915	4.3%
Total	32	746,601	100.0%	$21,101	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of September 30, 2024, multiplied by 12.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of September 30, 2024, there were three tenants that represented more than 10.0% of the Operating Partnership’s healthcare portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s healthcare portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of September 30, 2024.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$4,844	23.0%	$33.12
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.2%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,279	6.1%	35.15
Starling Physicians, P.C.	2	112,369	15.0%	1,269	6.0%	11.29
Surgical Hospital of Oklahoma(1)	1	33,500	4.5%	1,072	5.1%	31.99
Banner Health	1	29,350	3.9%	915	4.3%	31.19
Jordan Valley Medical Center LP	1	25,056	3.4%	883	4.2%	35.25
Community Hospitals of Indiana	1	42,187	5.6%	851	4.0%	20.16
NYU School of Medicine	1	16,920	2.3%	745	3.5%	44.03
Emerus Community Hospital	1	16,388	2.2%	716	3.4%	43.69
Total	20	546,850	73.2%	$15,781	74.8%	$28.86

(1) Tenant is on cash basis since September 30, 2022.

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

As of September 30, 2024, the Operating Partnership was not actively marketing for sale any properties.

As of September 30, 2024 and December 31, 2023, the Operating Partnership had total debt outstanding of $273.4 million and $239.3 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 4.03% and 3.60% per annum, respectively. The debt consists of (i) a secured term loan in an original principal amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time, (ii) a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time, (iii) a secured term loan in the original principal amount of $22 million (the “Parkway UL Mortgage Loan”) with Parkway, and (iv) a secured term loan in an original principal amount of $28 million (the “Parkway Storage V Mortgage Loan”) with Parkway. On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27.8 million. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of certain fees and expenses and certain other conditions. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The Parkway Storage V Mortgage Loan matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

As of September 30, 2024 and December 31, 2023, the Operating Partnership’s cash and cash equivalents balance was $6.0 million and $6.7 million, respectively.

As of September 30, 2024 and December 31, 2023, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the nine months ended September 30, 2024 and September 30, 2023

$ in thousands	Nine Months Ended September 30,		Change
	2024	2023	2024 vs. 2023
Net cash flows provided by operating activities	$5,856	$8,218	$(2,362)
Net cash flows used in investing activities	$(23,246)	$(757)	$(22,489)
Net cash flows provided by (used in) financing activities	$16,703	$(11,100)	$27,803

Operating activities

The decrease in cash from operating activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to an increase in general and administrative expenses, an increase in interest expense and less cash rent paid by our cash basis tenant in 2024 compared to 2023.

Investing activities

$ in thousands	Nine Months Ended September 30,		Change
	2024	2023	2024 vs. 2023
Purchase of investment properties	$(22,682)	$—	$(22,682)
Capital expenditures and tenant improvements	(629)	(757)	128
Other investing activities	65	—	65
Net cash used in investing activities	$(23,246)	$(757)	$(22,489)

The increase in cash used in investing activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the acquisition of the Storage V Properties.

Financing activities

$ in thousands	Nine Months Ended September 30,		Change
	2024	2023	2024 vs. 2023
Contributions	$717	$210	$507
Total net changes related to debt	25,080	(162)	25,242
Payment of offering costs	(528)	(2,129)	1,601
Redemptions of Class A OP Units	(4,104)	—	(4,104)
Distributions paid	(4,647)	(8,054)	3,407
Acquired interest rate swaps	(1,004)	—	(1,004)
Early termination of interest rate swaps	1,189	—	1,189
Cash paid for interest rate caps	—	(965)	965
Net cash provided by (used in) financing activities	$16,703	$(11,100)	$27,803

The increase in cash provided by financing activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to proceeds received from the Parkway UL Mortgage Loan and the Parkway Storage V Mortgage Loan and net proceeds of $10 million from the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”), which were partially offset by repayment of assumed loans with First Merchants Bank.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the nine months ended September 30, 2024 and 2023 is as follows:

$ in thousands	Nine Months Ended September 30,
	2024	2023
Distributions accrued	$4,643	$7,557
Distributions paid	$4,647	$8,054
Cash flows from operations	$5,856	$8,218

For both the nine months ended September 30, 2024 and 2023, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period.

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

The following tables present the property net operating income broken out between same store and non-same store for the three and nine months ended September 30, 2024 and 2023, prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP. A total of 30 medical outpatient properties with 32 operating leases and one student housing property that were acquired before January 1, 2023 represent “same store” in the tables below. “Non-same store,” as reflected in the tables below, consist of properties acquired after January 1, 2023. Four self-storage properties were acquired on April 5, 2024 and are included as non-same store properties.

Comparison of the three months ended September 30, 2024 and September 30, 2023

$ in thousands	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental revenue	$8,385	$7,378	$1,007	$7,526	$7,378	$148	$859	$—	$859
Other property revenue	67	41	26	1	41	(40)	66	—	66
Total revenues	8,452	7,419	1,033	7,527	7,419	108	925	—	925

Property operating expenses	1,492	929	563	1,141	929	212	351	—	351
Real estate tax expense	384	347	37	306	347	(41)	78	—	78
Total property operating expenses	1,876	1,276	600	1,447	1,276	171	429	—	429

Property net operating income	$6,576	$6,143	$433	$6,080	$6,143	$(63)	$496	$—	$496

General and administrative expenses	(961)	(669)	(292)
Advisor management fee	(187)	(207)	20
Depreciation and amortization	(5,364)	(4,076)	(1,288)
Interest expense	(3,849)	(2,922)	(927)
Interest and other income	—	5	(5)
Net loss	$(3,785)	$(1,726)	$(2,059)

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the three months ended September 30, 2024 with the results of the same properties owned during the three months ended September 30, 2023, property net operating income decreased $63, total property revenues increased $108, and total property operating expenses including real estate tax expense increased $171.

The increase in same store total property revenues is primarily due to an increase in rental income due to increased rental rates at our student housing property.

The increase in same store total property operating expenses is primarily due to an increase in repairs and maintenance expenses, an increase in insurance expense and an increase in legal expenses in 2024.

Non-same store total property net operating income increased $496 during the three months ended September 30, 2024 as compared to 2023. The increase is a result of acquiring four self-storage properties on April 5, 2024. On a non-same store basis, total property revenues increased $925 and total property operating expenses including real estate tax expense increased $429 during the three months ended September 30, 2024 as compared to 2023 as a result of this acquisition.

General and administrative expenses. General and administrative expenses increased $292 in 2024 compared to 2023. The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees decreased $20 in 2024 compared to 2023. The decrease is primarily due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Depreciation and amortization. Depreciation and amortization increased $1,288 in 2024 compared to 2023. The increase is primarily due to the acquisition of four self-storage properties.

Interest expense. Interest expense increased $927 in 2024 compared to 2023. The increase is primarily due to an increase in debt and proceeds from the Credit Facility and higher amortization of derivatives costs.

Interest and other income. Interest and other income decreased $5 in 2024 compared to 2023.

Comparison of the nine months ended September 30, 2024 and September 30, 2023

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental revenue	$23,758	$22,625	$1,133	$21,991	$22,625	$(634)	$1,767	$—	$1,767
Other property revenue	195	42	153	120	42	78	75	—	75
Total revenues	23,953	22,667	1,286	22,111	22,667	(556)	1,842	—	1,842

Property operating expenses	3,529	2,612	917	2,938	2,612	326	591	—	591
Real estate tax expense	1,134	985	149	976	985	(9)	158	—	158
Total property operating expenses	4,663	3,597	1,066	3,914	3,597	317	749	—	749

Property net operating income	19,290	$19,070	220	$18,197	$19,070	$(873)	$1,093	$—	$1,093

General and administrative expenses	(3,423)	(1,675)	(1,748)
Advisor management fee	(568)	(717)	149
Depreciation and amortization	(14,815)	(13,439)	(1,376)
Interest expense	(10,686)	(8,620)	(2,066)
Interest and other income	210	33	177
Net loss	$(9,992)	$(5,348)	$(4,644)

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the nine months ended September 30, 2024 with the results of the same properties owned during the nine months ended September 30, 2023, property net operating income decreased $873, total property revenues decreased $556, and total property operating expenses including real estate tax expense increased $317.

The decrease in same store total property revenues is primarily due to less cash rent paid by our cash basis tenant in 2024 compared to 2023.

The increase in same store total property operating expenses is primarily due to an increase in insurance, legal and repairs and maintenance expenses in 2024.

Non-same store total property net operating income increased $1,093 during the nine months ended September 30, 2024 as compared to 2023. The increase is a result of acquiring four self-storage properties on April 5, 2024. On a non-same store basis, total property revenues increased $1,842 and total property operating expenses including real estate tax expense increased $749 during the nine months ended September 30, 2024 as compared to 2023 as a result of this acquisition.

General and administrative expenses. General and administrative expenses increased $1,748 in 2024 compared to 2023. The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees decreased $149 in 2024 compared to 2023. The decrease is primarily due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Depreciation and amortization. Depreciation and amortization increased $1,376 in 2024 compared to 2023. The increase is primarily due to the acquisition of four self-storage properties partially offset by fully amortized assets.

Interest expense. Interest expense increased $2,066 in 2024 compared to 2023. The increase is primarily due to an increase in debt and proceeds from the Credit Facility and higher amortization of derivatives costs.

Interest and other income. Interest and other income increased $177 in 2024 compared to 2023. The increase is primarily due to realized gain on termination of swaps that were acquired with the self-storage properties.

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

FFO and AFFO for the nine months ended September 30, 2024 and 2023 are calculated as follows:

	$ in thousands	Nine Months Ended September 30,
		2024	2023
	Net loss	$(9,992)	$(5,348)
Add:	Depreciation and amortization related to investment properties	14,815	13,439
	Funds from operations (FFO)	4,823	8,091

Less:	Above- and below-market rent intangible lease amortization, net	(1,042)	(1,042)
	Straight-line income, net	(651)	(893)
	Realized gain on termination of interest rate swaps	(185)	—
Add:	Amortization of deferred financing costs	1,198	984
	Amortization of mortgage premium/discount	111	264
	Amortization of derivatives costs	1,415	836
	Adjusted funds from operations (AFFO)	$5,669	$8,240

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2024 (dollars and shares/units in thousands):

Components of NAV	As of September 30, 2024
Investments in real estate	$411,380
Cash and cash equivalents	5,958
Restricted cash	320
Other assets	11,078
Debt	(272,526)
Other liabilities (1)	(16,174)
Net asset value	$140,036
Total shares/units outstanding	5,815
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of September 30, 2024, we had accrued under GAAP $16 of distribution fees payable to Inland Securities Corporation (the “Dealer Manager”) related to the Class T shares and units. As of September 30, 2024, we had not sold or issued any Class S shares or units or Class D shares or units and, therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of September 30, 2024 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class I Shares/Units	Class A Units	Total
Net asset value	$209	$5,549	$134,278	$140,036
Number of outstanding shares/units	9	231	5,575	5,815
NAV per share/unit as of September 30, 2024	$23.9205	$24.0496	$24.0823

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the September 30, 2024 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.51%	6.32%
Self-Storage	8.16%	6.41%
Education	8.25%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.87%	1.94%	2.00%
	0.25% increase	(1.72)%	(1.94)%	(1.78)%
Exit capitalization rate (weighted average)	0.25% decrease	2.35%	2.19%	2.23%
	0.25% increase	(2.14)%	(2.10)%	(1.78)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of September 30, 2024
Equity per GAAP	$135,413
Adjustments:
Accumulated depreciation and amortization	49,597
Unrealized net real estate and debt appreciation (depreciation)	(40,620)
Straight-line rent adjustment	(4,453)
Unamortized equity-based compensation	94
Other liabilities	5
Net asset value	$140,036

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since June 12, 2023.

Record Date	Aggregate monthly gross distribution declared per share(1)
August 31, 2023	$0.0885
September 30, 2023	$0.0885
October 31, 2023	$0.0885
November 30, 2023	$0.0885
December 31, 2023	$0.0885
January 31, 2024	$0.0885
February 29, 2024	$0.0885
March 31, 2024	$0.0885
April 30, 2024	$0.0885
May 31, 2024	$0.0885
June 30, 2024	$0.0885
July 31, 2024	$0.0885
August 31, 2024	$0.0885
September 30, 2024	$0.0885
(1)
This also reflects net distributions declared per share of Class I common stock.

The gross distribution declared was reduced each month for Class T shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see “Note 6 - Transactions with Related Parties” which is included in this Quarterly Report on Form 10-Q. As of September 30, 2024, the Company had not issued any shares of Class D or Class S common stock.

The following table shows the monthly net distribution per share for shares of Class T common stock outstanding since May 1, 2024, the first day Class T shares became outstanding.

Record Date	Monthly net distribution declared per share of Class T common stock
May 31, 2024	$0.0704
June 30, 2024	$0.0711
July 31, 2024	$0.0707
August 31, 2024	$0.0711
September 30, 2024	$0.0718

Sources of Distributions to Common Stockholders

	Nine Months Ended September 30, 2024	For the period from June 12, 2023 (date of initial capitalization) through September 30, 2023
Distributions to Holders of Common Stock
Paid in cash	$93	$1
Total distributions	$93	$1
Cash flows from operating activities	$—	$—

During both the nine months ended September 30, 2024 and the period from June 12, 2023 (date of initial capitalization) through September 30, 2023, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the December 31, 2023 Notes to Financial Statements which is included in our Annual Report on Form 10-K. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s September 30, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and the December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K. The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s September 30, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and December 31, 2023 Notes to Financial Statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company and the Operating Partnership had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not consolidate the Operating Partnership.

Subsequent Events

For information related to subsequent events, reference is made to “Note 9 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q and Note 14 – “Subsequent Events” which is included in the Operating Partnership’s September 30, 2024 Notes to Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

As of September 30, 2024 and December 31, 2023, the Operating Partnership had outstanding debt of $273.4 million and $239.3 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 2.97% to 5.80% per annum and 2.97% to 4.10% per annum, respectively. The weighted average interest rate as of September 30, 2024 and December 31, 2023 was 4.03% and 3.60%, respectively, which includes the effect of interest rate swaps and interest rate caps. As of September 30, 2024 and December 31, 2023, the weighted average years to maturity for the mortgages was 1.9 years and 2.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$55,759	20.4%	5.80%	$21,738	9.1%	3.80%
Variable rate with swap agreements	88,000	32.2%	2.99%	88,000	36.8%	2.99%
Variable rate with cap agreements	129,594	47.4%	3.98%	129,594	54.1%	3.98%
Total	$273,353	100.0%		$239,332	100.0%

If interest rates on all debt which bears interest at variable rates as of September 30, 2024 increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

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

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s September 30, 2024 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

On August 1, 2024, we issued 1,090 restricted shares of Class I common stock to Ella S. Neyland, with a grant date fair value of $27,125, 1,155 restricted shares of Class I common stock to Michael W. Reid, with a grant date fair value of $28,750, and 1,090 restricted shares of Class I common stock to Daniel Rigby, with a grant date fair value of $27,125, as part of their director compensation. Restricted stock issued to independent directors will generally vest one year from the date of grant and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. These issuances were consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Other than mentioned above, during the three months ended September 30, 2024, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

The following table presents information about the Offering and use of proceeds therefrom as of September 30, 2024 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering shares sold	4,351	—	—	124,343	128,694
Gross proceeds from primary offering	$113	$—	$—	$3,105	$3,218
Reinvestments of distributions	—	—	—	3	3
Total gross proceeds	113	—	—	3,108	3,221
Selling commissions and dealer manager fees	4	—	—	—	4
Other expenses	—	—	—	—	—
Total expenses	4	—	—	—	4
Net offering proceeds (1)	$109	$—	$—	$3,108	$3,217

(1) Excludes offering costs of $4,344 incurred by the Operating Partnership.

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

During the three months ended September 30, 2024, there were no repurchases of shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Financial Statements of the Operating Partnership

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included unaudited consolidated financial statements as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023, as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Assets:
Investment properties held and used:
Land	$56,953	$47,068
Building and other improvements	381,362	349,665
Total	438,315	396,733
Less: accumulated depreciation	(38,038)	(27,857)
Net investment properties held and used	400,277	368,876
Cash and cash equivalents	5,958	6,695
Restricted cash	320	270
Accounts and rent receivable	4,740	4,098
Acquired lease intangible assets, net	31,375	34,318
Finance lease right-of-use asset, net	2,060	2,101
Operating lease right-of-use assets, net	3,381	3,409
Due from related parties (Note 10)	—	166
Other assets	7,074	11,863
Total assets	$455,185	$431,796

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$269,460	$235,437
Credit facility payable (Note 10)	10,000	—
Accounts payable and accrued expenses	3,240	2,907
Finance lease liability	2,840	2,812
Operating lease liability	1,742	1,731
Distributions payable	514	518
Redemptions payable	480	205
Acquired lease intangible liabilities, net	29,457	30,742
Due to related parties (Note 10)	255	337
Other liabilities	1,784	1,740
Total liabilities	319,772	276,429

Commitments and contingencies (Note 9)

Partners’ Capital:
General Partner	—	—
Limited Partners	130,340	146,709
Accumulated other comprehensive income	5,073	8,658
Total partners’ capital	135,413	155,367
Total liabilities and partners’ capital	$455,185	$431,796

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenue	$8,385	$7,378	$23,758	$22,625
Other property revenue	67	41	195	42
Total revenues	8,452	7,419	23,953	22,667

Expenses:
Property operating expenses	1,492	929	3,529	2,612
Real estate tax expense	384	347	1,134	985
General and administrative expenses	961	669	3,423	1,675
Advisor management fee (Note 10)	187	207	568	717
Depreciation and amortization	5,364	4,076	14,815	13,439
Total expenses	8,388	6,228	23,469	19,428

Other Income (Expense):
Interest expense	(3,849)	(2,922)	(10,686)	(8,620)
Interest and other income	—	5	210	33
Net loss	$(3,785)	$(1,726)	$(9,992)	$(5,348)

Comprehensive loss:
Net loss	$(3,785)	$(1,726)	$(9,992)	$(5,348)
Unrealized (loss) gain on derivatives	(2,501)	2,111	1,561	4,978
Reclassification adjustment for amounts included in net loss	(1,596)	(1,798)	(5,146)	(4,800)
Comprehensive loss	$(7,882)	$(1,413)	$(13,577)	$(5,170)

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the three months ended September 30, 2024	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at June 30, 2024	$—	$136,180	$9,170	$145,350

Contributions	—	414	—	414
Redemptions of Class A OP Units	—	(673)	—	(673)
Distributions	—	(1,543)	—	(1,543)
Equity-based compensation	—	35	—	35
Offering costs	—	(288)	—	(288)
Unrealized loss on derivatives	—	—	(2,501)	(2,501)
Reclassification adjustment for amounts included in net loss	—	—	(1,596)	(1,596)
Net loss	—	(3,785)	—	(3,785)

Balance at September 30, 2024	$—	$130,340	$5,073	$135,413

For the three months ended September 30, 2023	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at June 30, 2023	$—	$156,638	$12,925	$169,563

Contributions	—	210	—	210
Redemptions of Class A OP Units	—	(369)	—	(369)
Distributions	—	(1,962)	—	(1,962)
Offering costs	—	(3,378)	—	(3,378)
Unrealized gain on derivatives	—	—	2,111	2,111
Reclassification adjustment for amounts included in net loss	—	—	(1,798)	(1,798)
Net loss	—	(1,726)	—	(1,726)

Balance at September 30, 2023	$—	$149,413	$13,238	$162,651

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the nine months ended September 30, 2024	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2023	$—	$146,709	$8,658	$155,367

Contributions	—	3,120	—	3,120
Redemptions of Class A OP Units	—	(4,379)	—	(4,379)
Distributions	—	(4,643)	—	(4,643)
Equity-based compensation	—	66	—	66
Offering costs	—	(541)	—	(541)
Unrealized gain on derivatives	—	—	1,561	1,561
Reclassification adjustment for amounts included in net loss	—	—	(5,146)	(5,146)
Net loss	—	(9,992)	—	(9,992)

Balance at September 30, 2024	$—	$130,340	$5,073	$135,413

For the nine months ended September 30, 2023	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2022	$—	$165,855	$13,060	$178,915

Contributions	—	210	—	210
Redemptions of Class A OP units	—	(369)	—	(369)
Distributions	—	(7,557)	—	(7,557)
Offering costs	—	(3,378)		(3,378)
Unrealized gain on derivatives	—	—	4,978	4,978
Reclassification adjustment for amounts included in net loss	—	—	(4,800)	(4,800)
Net loss	—	(5,348)	—	(5,348)

Balance at September 30, 2023	$—	$149,413	$13,238	$162,651

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,992)	$(5,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,815	13,439
Amortization of debt issuance costs and premium/discount	1,309	1,248
Amortization of acquired above- and below-market leases, net	(1,042)	(1,042)
Amortization of equity-based compensation	66	—
Amortization of finance lease right-of-use asset	41	42
Amortization of operating lease right-of-use assets	28	29
Realized gain on termination of interest rate swaps	(185)	—
Straight-line income	(760)	(1,005)
Changes in assets and liabilities:
Accounts and rent receivable	118	83
Due from related parties	166	—
Other assets	(306)	(417)
Accounts payable and accrued expenses	219	550
Due to related parties	(86)	(168)
Operating lease liability	11	14
Other liabilities	1,454	793
Net cash flows provided by operating activities	5,856	8,218

Cash flows from investing activities:
Purchase of investment properties	(22,682)	—
Capital expenditures and tenant improvements	(629)	(757)
Other investing activities	65	—
Net cash flows used in investing activities	(23,246)	(757)

Cash flows from financing activities:
Contributions	717	210
Proceeds from mortgage loans	34,122	—
Payment of mortgage loans	(17,735)	(162)
Proceeds from credit facility	19,000	—
Payment of credit facility	(9,000)	—
Redemptions of Class A OP Units	(4,104)	—
Payment of offering costs	(528)	(2,129)
Distributions paid	(4,647)	(8,054)
Payment of debt issuance costs	(1,307)	—
Acquired interest rate swaps	(1,004)	—
Early termination of interest rate swaps	1,189	—
Cash paid for interest rate caps	—	(965)
Net cash flows provided by (used in) financing activities	16,703	(11,100)

Net decrease in cash, cash equivalents and restricted cash	(687)	(3,639)
Cash, cash equivalents and restricted cash, at beginning of the period	6,965	10,658
Cash, cash equivalents and restricted cash, at end of the period	$6,278	$7,019

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Nine Months Ended September 30,
	2024	2023

Cash paid for interest	$7,917	$6,751

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$514	$514

Redemptions payable	$480	$369

Accrued capital expenditures	$23	$—

Issuance of restricted Class I OP Units (Note 11)	$143	$—

In conjunction with the purchase of investment properties, the Operating Partnership acquired assets and assumed liabilities as follows:
Land	$9,885	$—
Building and improvements	31,046	—
Acquired in-place lease intangibles	1,934	—
Assumed mortgage loans	(17,634)	—
Other assumed liabilities	(145)	—
Total	25,086	—
Issuance of Class I OP Units as consideration for the acquisition of real estate	(2,294)	—
Issuance of Class T OP Units as consideration for the acquisition of real estate	(110)	—
Purchase of investment properties	$22,682	$—

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

NOTE 1 – ORGANIZATION

The Operating Partnership, a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. As of September 30, 2024, the Operating Partnership owned 30 medical outpatient building properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties are located in 12 states. The Operating Partnership has no employees. Until September 30, 2022, the Operating Partnership was externally managed by IPC Alternative Assets Business Manager, LLC, an affiliate of Inland Private Capital Corporation (“IPC”), a Delaware corporation, pursuant to a Business Management Agreement. Effective as of October 1, 2022, the Business Management Agreement was transferred from IPC Alternative Assets Business Manager, LLC to IPC Alternative Real Estate Advisor, LLC, an affiliate of Inland Real Estate Investment Corporation (“IREIC”). There were no updates to the terms of the Business Management Agreement as a result of the transfer. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and IPC Alternative Real Estate Advisor, LLC entered into an advisory agreement (the “Advisory Agreement”), which is effective from August 1, 2023. IPC Alternative Assets Business Manager, LLC, until September 30, 2022, and IPC Alternative Real Estate Advisor, LLC, effective October 1, 2022, are referred to herein as the “Advisor.” Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the General Partner’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the General Partner’s and Operating Partnership’s assets, in accordance with the General Partner’s investment objectives, guidelines, policies and limitations, subject to oversight by the General Partner’s board of directors.

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the SEC. The General Partner will contribute the proceeds from the offering to the Operating Partnership. The General Partner intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2024. Until that time, the General Partner will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of September 30, 2024, the Operating Partnership had 5,815,243 Operating Partnership Units (“OP Units”) outstanding, comprised of 8,732 Class T OP Units, 5,575,800 Class A OP Units and 230,711 Class I OP Units. The General Partner held 4,351 of the Class T OP Units and 139,000 of the Class I OP Units, representing a total of 2.5% interest in the Operating Partnership as of September 30, 2024. The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Operating Partnership’s audited consolidated and combined financial statements for the fiscal year ended December 31, 2023 included in the General Partner’s Annual Report on Form 10-K filed with the SEC on March 20, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Operating Partnership’s significant accounting policies during the nine months ended September 30, 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$5,958	$6,786
Restricted cash	320	233
Total cash, cash equivalents, and restricted cash	$6,278	$7,019

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that are currently required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Operating Partnership has not early adopted ASU 2023-07 and does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

The following table provides further details of the properties acquired during the nine months ended September 30, 2024:

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

The following table presents certain additional information regarding the Operating Partnership’s acquisition during the nine months ended September 30, 2024. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Nine Months Ended September 30, 2024
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

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease value	$44,066	$42,132
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(15,895)	(11,018)
Acquired lease intangible assets, net	$31,375	$34,318
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	5,283	3,998
Acquired lease intangible liabilities, net	$(29,457)	$(30,742)

The weighted-average amortization period for the acquired in-place lease intangibles of the properties acquired during the nine months ended September 30, 2024 was 0.5 years.

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

The following table summarizes the Operating Partnership’s ground lease intangibles as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(55)	(42)
Acquired below-market ground lease intangibles, net	$1,758	$1,771

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	21	17
Acquired above-market ground lease intangibles, net	$(479)	$(483)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,867	$900	$4,634	$3,854
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(1)	$(1)	$(4)	$(4)
Below-market ground leases, operating leases	4	4	13	13
Net property operating expense increase	$3	$3	$9	$9
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$(81)	$(81)	$(243)	$(243)
Acquired below-market leases	429	429	1,285	1,285
Net rental revenue increase	$348	$348	$1,042	$1,042

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2024 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2024 (remainder of the year)	$900	$81	$(428)	$(1)	$4
2025	3,599	324	(1,713)	(6)	18
2026	3,599	324	(1,713)	(6)	18
2027	3,599	324	(1,713)	(6)	18
2028	3,418	316	(1,713)	(6)	18
Thereafter	14,055	836	(22,177)	(454)	1,682
Total	$29,170	$2,205	$(29,457)	$(479)	$1,758

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2024 and December 31, 2023, the Operating Partnership had the following mortgage loans payable:

	September 30, 2024		December 31, 2023
Type of Debt	Principal Amount	Interest Rate	Principal Amount	Interest Rate
CONA Mortgage Loan (maturity date September 28, 2026)
Variable rate with swap agreements	$26,500	3.03%	$26,500	3.03%
Variable rate with cap agreements	68,439	4.10%	68,439	4.10%
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate with cap agreements	61,155	3.85%	61,155	3.85%
Parkway UL Mortgage Loan (maturity date March 28, 2026)	27,759	5.80%	21,738	3.80%
Parkway Storage V Mortgage Loan (maturity date April 25, 2026)	28,000	5.80%	—
Total debt before discount and debt issuance costs including impact of interest rate swaps/caps	273,353		239,332
Less: Unamortized discount on assumed mortgage loan	(176)		(287)
Less: Unamortized debt issuance costs	(3,717)		(3,608)
Total mortgage loans payable, net	$269,460		$235,437

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 4.03% and 3.60% per annum as of September 30, 2024 and December 31, 2023, respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $273,353 and $239,332 as of September 30, 2024 and December 31, 2023, respectively, and its estimated fair value was $272,526 and $237,887 as of September 30, 2024 and December 31, 2023, respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of September 30, 2024, scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

September 30, 2024
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

As of September 30, 2024, the Operating Partnership had $94,939 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Advances made under the CONA Mortgage Loan accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 2.10%. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

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

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of September 30, 2024, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

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

As of September 30, 2024, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Advances made under the BMO Mortgage Loan accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of September 30, 2024, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

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

As of September 30, 2024, the Operating Partnership had $27,759 outstanding under the Parkway UL Mortgage Loan. The Parkway UL Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter. The Parkway UL Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The initial maturity date of the Parkway UL Mortgage Loan was October 26, 2024. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Pursuant to the amendment, the Parkway UL Mortgage Loan bears interest at a fixed rate equal to 5.80% per annum until March 28, 2026. Upon extension, the interest rate will be equal to the lesser of (a) 6.25%, or (b) 3-year U.S. Treasury Rate in effect on March 28, 2026 plus 2.00%. Beginning on April 28, 2024, the Parkway UL Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due.

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

Parkway Storage V Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage V Mortgage Loan”). As of September 30, 2024, the Operating Partnership had $28,000 outstanding under the Parkway Storage V Mortgage Loan. The Parkway Storage V Mortgage Loan bears interest at a rate equal to 5.80% per annum. The Parkway Storage V Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the Parkway Storage V Mortgage Loan is April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on April 25, 2026 plus 2.00%.

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

All of the Operating Partnership’s interest rate swap and cap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of September 30, 2024:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at September 30, 2024 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$1,265
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	3,023
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	1,455
CONA Mortgage Loan cap	February 9, 2023	February 1, 2023	January 2, 2025	1-month Term SOFR	2.00%	68,439	457
						$217,594	$6,200

Liabilities
Interest rate swap agreements
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	$26,500	$(120)
						$26,500	$(120)
(a)
As of September 30, 2024, the 1-month Term SOFR was 4.85%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets and other liabilities in the consolidated balance sheets.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of December 31, 2023:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at December 31, 2023 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$1,942
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	4,647
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	2,793
CONA Mortgage Loan cap	February 9, 2023	February 1, 2023	January 2, 2025	1-month Term SOFR	2.00%	68,439	1,814
						$217,594	$11,196

Liabilities
Interest rate swap agreements
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	$26,500	$(116)
						$26,500	$(116)
(a)
As of December 31, 2023, the 1-month Term SOFR was 5.35%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets and other liabilities in the consolidated balance sheets.

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships:	2024	2023	2024	2023
Effective portion of derivatives	$(2,501)	$2,111	$1,561	$4,978
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(1,596)	$(1,798)	$(5,146)	$(4,800)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $3,849 and $2,922 for the three months ended September 30, 2024 and 2023, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $10,686 and $8,620 for the nine months ended September 30, 2024 and 2023, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $3,048.

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

As of September 30, 2024, there were 4,351 Class T OP Units and 139,000 Class I OP Units issued to the General Partner. As of September 30, 2023, there were 8,000 Class I OP Units issued to the General Partner. As of both September 30, 2024 and 2023, there were no General Partner interests issued to the General Partner.

Pursuant to the Amended and Restated Limited Partnership Agreement, OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner. During the three and nine months ended September 30, 2024, certain Class A OP unitholders requested redemption of their units as shown in the tables below, all of which the General Partner accepted and agreed to redeem for cash. As of September 30, 2024, $480 in redemptions payable are reflected on the consolidated balance sheet.

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the three months ended September 30, 2024 and 2023:

Three months ended September 30, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (1)	Class I OP Units (1)
Beginning balance	—	5,603,704	8,243	210,890
Issuance of units	—	—	489	19,821
Redemptions	—	(27,904)	—	—
Ending balance	—	5,575,800	8,732	230,711

Three months ended September 30, 2023	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class I OP Units
Beginning balance	—	373,033	—
Effect of unit split	—	5,442,926	—
Issuance of units	—	—	8,000
Redemptions	—	(14,785)	—
Ending balance	—	5,801,174	8,000

The following tables detail the change in the Operating Partnership’s units for the nine months ended September 30, 2024 and 2023:

Nine months ended September 30, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (1)	Class I OP Units (1)
Beginning balance	—	5,751,638	—	108,569
Issuance of units	—	—	8,732	122,142
Redemptions	—	(175,838)	—	—
Ending balance	—	5,575,800	8,732	230,711

Nine months ended September 30, 2023	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class I OP Units
Beginning balance	—	373,033	—
Effect of unit split	—	5,442,926	—
Issuance of units	—	—	8,000
Redemptions	—	(14,785)	—
Ending balance	—	5,801,174	8,000

(1) As of September 30, 2024, 49.8% of the Class T OP Units and 60.2% of the Class I OP Units were held by the General Partner.

NOTE 7 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions paid	$1,542	$2,381	$4,647	$8,054
Distributions accrued	$1,543	$1,962	$4,643	$7,557

NOTE 8 –LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical outpatient properties, four self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical outpatient leases, as of September 30, 2024, range from 3.4 years to 13.4 years. The leases for self-storage units generally are on a month-to-month basis. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

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

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental revenue - fixed payments	$7,340	$6,328	$20,769	$19,593
Rental revenue - variable payments (a)	697	702	1,947	1,990
Amortization of acquired above- and below-market leases, net	348	348	1,042	1,042
Rental revenue	$8,385	$7,378	$23,758	$22,625

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of September 30, 2024 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties and the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2024 (remainder of the year)	$5,031
2025	20,314
2026	20,657
2027	21,172
2028	20,316
Thereafter	72,028
Total	$159,518

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2024	2023	2024	2023
Ironwood Physicians, P.C.	16%	18%	17%	18%
Memorial Hermann Health System	11%	12%	11%	12%

Geographic Concentration

As of both September 30, 2024 and December 31, 2023, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical outpatient properties.

As of September 30, 2024, Alabama and Georgia represented approximately 61% and 39%, respectively, of the Operating Partnership’s total rentable square feet of self-storage properties.

Lease Expense as a Lessee

The below table shows the remaining lease term, including extensions, as of September 30, 2024, for the leases where the Operating Partnership is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	68
Jordan Valley Medical Center	135
Saint Elizabeth Medical Center	83

For the three months ended September 30, 2024 and 2023, total rent expense was $79 and $79, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2024 and 2023, total rent expense was $238 and $239, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating cash flows - operating leases	$17	$16	$50	$48
Operating cash flows - finance leases	$26	$26	$79	$79

For the three and nine months ended September 30, 2024 and 2023, total finance lease cost was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of finance lease right-of-use asset	$14	$14	$41	$42
Interest on finance lease liability	36	36	107	106
Total finance lease cost	$50	$50	$148	$148

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(170)	(129)
Finance lease right-of-use asset, net of amortization	$2,060	$2,101

Lease payments for the ground leases as of September 30, 2024 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2024 (remainder of the year)	$17	$26
2025	67	105
2026	67	105
2027	67	121
2028	70	121
Thereafter	6,757	16,702
Total undiscounted lease payments	$7,045	$17,180
Less: Amount representing interest	(5,303)	(14,340)
Present value of lease liability	$1,742	$2,840

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both September 30, 2024 and December 31, 2023, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three and nine months ended September 30, 2024 and 2023. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2024	2023	2024	2023	September 30, 2024	December 31, 2023
General and administrative reimbursements	(a)	$233	$245	$837	$527	$82	$130
Loan costs	(b)	$—	$—	$6	$—	$—	$—
Acquisition related costs		$—	$—	$25	$—	$—	$10
Interest expense	(c)	$105	$—	$226	$—	$35	$—
Offering Costs	(d)	$20	$67	$64	$154	$23	$10

Property management fees		$112	$127	$439	$427	$17	$4
Property operating expenses		104	9	223	26	36	—
Construction management fees		—	—	—	46	—	—
Total property management related costs	(e)	$216	$136	$662	$499	$53	$4

Advisor management fee	(f)	$187	$207	$568	$717	$62	$183

Performance participation allocation		$—	$—	$—	$—	$—	$—

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
(b)
The Advisor and its related parties are entitled to reimbursement for certain legal costs and financing fees related to securing financing for the Operating Partnership. Such costs are capitalized as debt issuance costs on the consolidated balance sheets and amortized into interest expense on the consolidated statements of operations and comprehensive loss over the term of the related financing. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
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

On August 24, 2023, the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles the Special Limited Partner to receive an allocation of “Total Return” and “Class A Total Return.” “Total Return” is defined as distributions paid or accrued on OP Units (excluding Class A OP Units) plus the change in the NAV of such OP Units (excluding Class A OP Units), adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return. “Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. As of September 30, 2024, the Special Limited Partner had not accrued a performance participation allocation.

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

As of September 30, 2024, the Operating Partnership had an outstanding balance of $10,000 on the Credit Facility.

Class A OP Units held by Affiliates

As of both September 30, 2024 and December 31, 2023, 75,484 Class A OP Units, which represents 1.35% and 1.31%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

Due from Related Parties

As of September 30, 2024 and December 31, 2023, $0 and $166, respectively, of cash due from an affiliate is included in due from related parties in the consolidated balance sheets.

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

Other assets

As of September 30, 2024 and December 31, 2023, other assets includes $1 and $0, respectively, of prepaid expenses to Devon.

NOTE 11 – EQUITY-BASED COMPENSATION

As a result of the restricted share grants by the General Partner to its independent directors, the Operating Partnership issued 2,387 Class I restricted units to the General Partner on March 19, 2024 and 3,335 Class I restricted units to the General Partner on August 1, 2024. Compensation expense associated with the restricted units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with the restricted units issued to the General Partner was $35 and $66 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the General Partner had $94 of unrecognized compensation expense related to the restricted units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to restricted units will be recognized is 0.74 years.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2024
Interest rate swap agreements - Other assets	$—	$4,288	$—	$4,288
Interest rate cap agreements - Other assets	$—	$1,912	$—	$1,912
Interest rate swap agreements - Other liabilities	$—	$(120)	$—	$(120)

December 31, 2023
Interest rate swap agreements - Other assets	$—	$6,589	$—	$6,589
Interest rate cap agreements - Other assets	$—	$4,607	$—	$4,607
Interest rate swap agreements - Other liabilities	$—	$(116)	$—	$(116)

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

NOTE 13 – SEGMENT REPORTING

As of September 30, 2024, the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. The Operating Partnership believes that segment net operating income is a key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment.

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

The following table details the total assets by reportable segment as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Healthcare	$373,305	$388,543
Education	35,101	36,042
Self-Storage	40,520	—
Corporate and other	6,259	7,211
Total assets	$455,185	$431,796

The following table details the financial results by reportable segment for the three months ended September 30, 2024:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$6,220	$859	$1,306	$8,385
Other property revenue	1	66	—	67
Total revenues	6,221	925	1,306	8,452

Expenses:
Property operating expenses	505	351	636	1,492
Real estate tax expense	213	78	93	384
Total expenses	718	429	729	1,876

Segment net operating income	$5,503	$496	$577	$6,576

Depreciation and amortization	$(3,736)	$(1,264)	$(364)	$(5,364)

General and administrative expenses				$(961)
Advisor management fee				(187)
Interest expense				(3,849)
Net loss				$(3,785)

The following table details the financial results by reportable segment for the three months ended September 30, 2023:

	Healthcare	Education	Total
Revenues:
Rental revenue	$6,190	$1,188	$7,378
Other property revenue	41	—	41
Total revenues	6,231	1,188	7,419

Expenses:
Property operating expenses	475	454	929
Real estate tax expense	248	99	347
Total expenses	723	553	1,276

Segment net operating income	$5,508	$635	$6,143

Depreciation and amortization	$(3,719)	$(357)	$(4,076)

General and administrative expenses			$(669)
Advisor management fee			(207)
Interest expense			(2,922)
Interest and other income			5
Net loss			$(1,726)

The following table details the financial results by reportable segment for the nine months ended September 30, 2024:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$18,273	$1,767	$3,718	$23,758
Other property revenue	120	75	—	$195
Total revenues	18,393	1,842	3,718	23,953

Expenses:
Property operating expenses	1,459	591	1,479	3,529
Real estate tax expense	698	158	278	1,134
Total expenses	2,157	749	1,757	4,663

Segment net operating income	$16,236	$1,093	$1,961	$19,290

Depreciation and amortization	$(11,205)	$(2,527)	$(1,083)	$(14,815)

General and administrative expenses				$(3,423)
Advisor management fee				(568)
Interest expense				(10,686)
Interest and other income				210
Net loss				$(9,992)

The following table details the financial results by reportable segment for the nine months ended September 30, 2023:

	Healthcare	Education	Total
Revenues:
Rental revenue	$19,249	$3,376	$22,625
Other property revenue	42	—	42
Total revenues	19,291	3,376	22,667

Expenses:
Property operating expenses	1,427	1,185	2,612
Real estate tax expense	688	297	985
Total expenses	2,115	1,482	3,597

Segment net operating income	$17,176	$1,894	$19,070

Depreciation and amortization	$(11,209)	$(2,230)	$(13,439)

General and administrative expenses			$(1,675)
Advisor management fee			(717)
Interest expense			(8,620)
Interest and other income			33
Net loss			$(5,348)

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Operating Partnership has evaluated events that occurred through November 13, 2024, which is the date of issuance of these consolidated financial statements to determine whether any of these events required disclosure in the consolidated financial statements.

Rental Revenue

Subsequent to September 30, 2024, the Operating Partnership received $605 of rental revenue from its cash basis tenant.

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

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

/s/ Keith D. Lampi
By:	Keith D. Lampi
Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	November 13, 2024

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer)
Date:	November 13, 2024