Form 10-K
period 2024-12-31
IPC Alternative Real Estate Income Trust, Inc.
filed 2025-03-19
CIK 1959961

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

There is no established public market for the registrant’s shares of common stock. As of March 18, 2025, the registrant has the following shares of common stock outstanding: 41,317 shares of Class T common stock, 0 shares of Class S common stock, 5,190 shares of Class D common stock, 214,995 shares of Class I common stock and 0 shares of Class A common stock.

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
•
We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Code. We had little or no taxable income for the taxable years ended December 31, 2024 and December 31, 2023. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
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

PART I

Item 1. Business

General Development of the Business

IPC Alternative Real Estate Income Trust, Inc. (the “Company”, “we,” “our,” or “us”) was incorporated on June 12, 2023 as a Maryland corporation and intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). We had little or no taxable income for the taxable years ended December 31, 2024 and December 31, 2023. We were originally formed on June 17, 2021 as a Delaware limited liability company named Inland Private Capital Alternative Assets Fund, LLC and converted to a Maryland corporation on June 12, 2023. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) (originally formed under the name IPC Alternative Assets Operating Partnership, LP). We have no employees.

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

When we receive proceeds from the Offering, we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of the shares sold. We account for the units acquired in the Operating Partnership as an equity method investment during any period that our investment in the Operating Partnership is not considered significant to the Operating Partnership and expect to consolidate the Operating Partnership at such time that our investment in the Operating Partnership is considered significant to the Operating Partnership, and thereafter present the results of operations on a consolidated basis.

On December 1, 2023, we issued and sold 99,634 shares of our Class I common stock (no Class T, Class S or Class D shares were issued or sold as of such date) in the Offering and the escrow agent released net proceeds of approximately $2.5 million to us as payment for such shares. As of March 18, 2025, we had received and accepted investors’ subscriptions for and issued 41,317 shares of Class T common stock, 0 shares of Class S common stock, 5,190 shares of Class D common stock and 200,338 shares of Class I common stock in the Offering, resulting in gross proceeds of $6.1 million, including proceeds from the distribution reinvestment plan (the “DRP”). As of March 18, 2025, $1.244 billion of common stock remained available to be sold in the Offering.

As of December 31, 2024, we hold 21,175 Class T OP Units, 2,266 Class D OP Units and 190,266 Class I OP Units in the Operating Partnership.

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

Share Repurchase Plan

We adopted a share repurchase plan (the “SRP”), whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the repurchase price per share for each class of common stock, which shall be equal to the then-current offering price before applicable selling commissions and dealer manager fees (the “Transaction Price”) on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the Transaction Price (the “Early Repurchase Deduction”). In the event that we, at our sole discretion, elect to issue Class A shares to holders of OP Units seeking redemption, we expect to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D and Class I shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the share repurchase plan if it deems in its reasonable judgment such action to be in our best interest. We began the share repurchase plan in January 2024, the first month of the first full calendar quarter following the conclusion of our escrow period.

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

Investment Strategy

Through its affiliation with The Inland Real Estate Group of Companies, Inc. (together with its subsidiaries and affiliates, “Inland”), the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Together with its affiliates, Inland is a fully-integrated group of legally and financially separate companies that is involved in every aspect of real estate, including property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, finance, investment products and other related services. Since its founding in 1968, through December 31, 2024, Inland has sponsored 844 programs and raised more than $30.4 billion in capital from more than 490,000 investors. IREIC, our sponsor, is a member company of Inland.

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

Taxation of the Company

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with our taxable year ended December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Code. We had little or no taxable income for the taxable years ended December 31, 2024 and December 31, 2023. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute 90% of our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. The earnings of any taxable REIT subsidiaries generally will be subject to U.S. federal corporate income tax applicable to “C corporations.”

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

We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related securities that we may acquire in the future through the Operating Partnership with the proceeds of the Offering, except for investments that may be described in one or more supplements to our prospectus (as supplemented, the “Prospectus”). We will seek to invest substantially all of the net Offering proceeds from the Offering, after the payment of fees and expenses, in the Operating Partnership so that it may acquire additional interests in properties and real estate-related securities. However, because you will be unable to evaluate the economic merit of our Operating Partnership’s future investments before we make them, you will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our Advisor will have broad discretion in selecting the types of properties we will invest in through the Operating Partnership and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

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

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. Although our share repurchase plan may be suspended for an indefinite amount of time, our board of directors will not terminate our share repurchase plan unless shares of our common stock are listed on a national securities exchange or unless required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. We have also adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

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

After the applicable holding period, holders of units of our Operating Partnership will generally have the right to cause the Operating Partnership to redeem all or a portion of such units for, at our sole discretion, shares of our common stock or cash. Our election to redeem Operating Partnership units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption requests under our share redemption program. If a significant number of such unitholders seek to redeem such units, our cash flow could be materially adversely affected. We will have an ongoing need to provide liquidity for such redemptions, which we may seek to provide by drawing on a line of credit or by using our net proceeds to fund such redemptions, which could increase our financial leverage ratio or reduce our net proceeds available for other purposes, respectively.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector or market volatility (including as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs, inflationary pressures or higher interest rates, actual or perceived instability in the U.S. banking system and related bank failures, ongoing hostilities between Israel and Hamas and between Russia and Ukraine, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

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

Our board of directors approved very broad investment guidelines that delegate to our Advisor the authority to execute acquisitions and dispositions of real estate and real estate-related securities on our behalf, in each case so long as such delegation and such investments are consistent with our board-approved investment guidelines, our charter and Maryland law. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and review our investment portfolio periodically. Transactions entered into on our behalf by our Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

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

The Offering is being made on a “best efforts” basis, meaning Inland Securities Corporation, our Dealer Manager, is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

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

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Because we currently have a limited number of properties, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

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

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, the sale of our assets, borrowings or Offering proceeds. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which our Advisor elects to receive its management fee in Class I shares or Class I OP Units, the extent to which IPC REIT Special Limited Partner, LP (the “Special Limited Partner”) elects to receive distributions on its performance participation allocations in Class I OP Units, how quickly we invest the proceeds from the current and any future offerings and the performance of our investments. Although we cannot predict the amount of future distributions or their sources of funding, the funding of distributions from the Offering proceeds or borrowings would likely cause our NAV per share to be lower than it otherwise would be and would likely not be sustainable for an extended period. Funding distributions from the sale of or repayment of our assets, borrowings or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related securities. As a result, the return you realize on your investment may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Net Asset Value Calculation and Valuation Guidelines,” included as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Our Advisor or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of the Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the Operating Partnership units held by our Advisor or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, Offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from our Advisor paid to our Advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation allocations are not subject to the Early Repurchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period. Notwithstanding the foregoing, we have adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,200,000,000 shares of capital stock, of which 2,100,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class T shares, 500,000,000 shares are classified as Class S shares, 500,000,000 shares are classified as Class D shares, 500,000,000 shares are classified as Class I shares and 100,000,000 shares are classified as Class A shares, and 100,000,000 shares are classified as preferred stock. We also may issue shares in private offerings, have issued Operating Partnership units to holders other than the Company and expect to issue additional Operating Partnership units in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire. In particular, issuing units in our Operating Partnership to sellers of properties we acquire has been and will continue to be a significant aspect of our investment strategy. Each such issuance will dilute your interest in us and our assets. In addition, we may be obligated to issue shares of our common stock or units in our Operating Partnership to our Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocations. To the extent we issue additional shares of common stock after your purchase in the Offering, your percentage ownership interest in us will be diluted. Because we will hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any issuance of units in our Operating Partnership could result in the issuance of a corresponding number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common stock held by our stockholders.

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
pandemics or epidemics;
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

We rely on our Advisor’s information technology systems to be able to monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives, and, in connection with our use of these systems, we rely on the cybersecurity strategy and policies implemented by Inland. Any disruptions in these systems or the failure of these systems to operate as expected could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We cannot guarantee that disruptions will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.

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

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely affect our business, operations, results of operations and profitability.

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

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions (including volatility as a result of the current ongoing conflict between Israel and Hamas and between Russia and Ukraine, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally);
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

Additionally, geopolitical concerns and other global events such as trade conflict, civil unrest, national and international security events, war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies may adversely affect the global economy and the markets in which we invest. For example, in the U.S., the current Presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers, and certain countries subject to those changes have expressed an intent to impose similar measures in return. Outside the U.S., ongoing conflicts in the Middle East and Ukraine, as well as concern as to whether China’s stimulus measures will effectively stabilize slowing economic growth in the country, have further contributed to global economic uncertainty and volatility in the global financial markets, which may adversely impact our performance. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.

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

Persistent inflation may adversely affect our financial condition and results of operations.

Inflation in the United States has accelerated in recent years and may do so in the future. It remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

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

A major public health crisis, pandemic or epidemic, like the COVID-19 pandemic, could disrupt the U.S. and global economy and industries in which we operate and negatively impact our financial performance and results of operations.

A major public health crisis, pandemic or epidemic could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, may have an adverse impact on our NAV, results of operations (including funds from operations (“FFO”), adjusted FFO (“AFFO”) and funds available for distribution, cash flows and fundraising, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy repurchase requests, among other factors.

The impact and effects of any future health crises, pandemics or epidemics will depend on various factors, including how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of potentially disrupted supply chains and industries, the impact of labor market interruptions, and the impact of government interventions. Health crises, pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to continue to pay distributions.

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

Although we expect to increase tenant diversification over time, our Operating Partnership has certain tenants that represent a significant portion of its revenue. As a result, our Operating Partnership’s financial performance depends significantly on the revenues generated from such tenants and, in turn, their financial condition. In the future, we may experience additional tenant and industry concentrations. In the event that one of these tenants, or another tenant that occupies a significant portion of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial weakness, it could have a material adverse effect on us.

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

Our Advisor intends to hire management companies, including Inland Commercial Real Estate Services LLC, a Delaware limited liability company and an affiliate of our sponsor (“Inland Commercial”), and Inland Devon Self Storage Holdings LLC, an affiliate of our sponsor (“Devon”), to manage our properties and leasing agents to lease vacancies in our properties. These management companies may be our partners in joint ventures that we enter into. The management companies will have significant decision-making authority with respect to the management of our properties. In cases where we use third-party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our management companies to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our management companies or leasing agents could adversely impact the operation and profitability of our properties.

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

Certain of our tenants may be private companies, and as private companies, these tenants are not required to file reports with the SEC. Stockholders will not have any access to the financial statements of these tenants.

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

We may acquire properties, including those that may be in a development phase, that will require additional financing to satisfy their working capital requirements or development strategies. The amount of such additional financing needed will depend upon the maturity and objectives of the particular asset, and such financings may be only available at an unfavorable rate at such time. Each round of financing (whether from us or other investors) is typically intended to provide enough capital to reach the next major milestone in such asset’s lifecycle. If the funds provided are not sufficient, additional capital may be required to be raised at a price unfavorable to the existing investors, including us. In addition, we may make additional debt and equity investments or exercise warrants, options, convertible securities or other rights that were acquired in the initial investment in such property in order to preserve our proportionate ownership when a subsequent financing is planned, or to protect our investment when such property’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond our control. There can be no assurance that we will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from any source. Failure to provide sufficient additional capital with respect to an investment could adversely affect our performance.

Technological or other innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of our healthcare facility properties may be affected by the expansion of telehealth and our medical outpatient properties may be affected by competition from shared office spaces (including co-working environments). Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not be foreseeable at the time we make the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Any self-storage investments will be subject to risks from fluctuating demand and competition in the self-storage industry.

Any self-storage investments will be subject to operating risks common to the self-storage industry, which include business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market, changes in market rental rates and inability to collect rents from customers. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding might cause our self-storage investments to experience a decrease in occupancy levels, as well as limit the ability to increase rents and offer discounted rents.

There is significant competition among self-storage owners and operators and from other storage alternatives.

Our self-storage properties will compete with other owners and operators of self-storage properties in its market. The number of competing self-storage properties in the market could have a material effect on occupancy levels, rental rates and on the operating expenses of each of our self-storage investments. It is possible that customers will move to existing or new self-storage facilities in the surrounding area, which could adversely affect the financial performance of such property. The continued development of new self-storage properties has intensified the competition among storage operators in many markets. If competitors build new facilities that compete with our properties or offer space at rental rates below the rental rates charged at our properties, such properties may lose potential customers and the tenant may be pressured to discount rental rates to retain customers.

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

Residential leases typically have terms of 12 months, all of which begin and end on the same schedule. Accordingly, each student housing property must be entirely re-leased to residents each year, exposing us to increased leasing risk. In addition, student housing properties are typically leased during a limited leasing season. Each student housing property therefore will be highly dependent on the effectiveness of its property manager’s marketing and leasing efforts and personnel during this season.

Additionally, residents may be more likely to default on their lease obligations during the summer months, which could further reduce our revenues during this period. Although the property managers will typically require the residential leases to be guaranteed by a parent, we may have to spend considerable effort and expense in pursuing payment upon defaulted leases, and such efforts may not be successful.

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

We may acquire medical outpatient buildings or other types of office properties. Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.

The hospitals on or near the campus where our medical outpatient buildings are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and other healthcare-related tenants to our medical outpatient buildings.

We may acquire medical outpatient buildings in the future. Our medical outpatient building operations will generally depend on the competitiveness and financial viability of the hospitals on or near the campus where our medical outpatient buildings are located and their ability to attract physicians and other healthcare-related tenants to our medical outpatient buildings. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near the campus where one of our medical outpatient buildings is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, the hospital may be unable to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. To the extent that we rely on proximity to and affiliations with hospitals to create leasing demand in our medical outpatient buildings, our medical outpatient buildings operating results could be materially and adversely affected by a hospital’s inability to remain competitive or financially viable, or to attract physicians, physician groups and other healthcare-related tenants.

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

We may invest in healthcare-related properties subject to net leases. Typically, net leases require the tenants to pay substantially all of the operating costs associated with the properties. As a result, the value of, and income from, investments in healthcare-related or medical outpatient properties subject to net leases will depend, in part, upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease. If a tenant fails or becomes unable to so maintain a property, we will be subject to all risks associated with owning the underlying real estate. In addition, we may have limited oversight into the operations or the managers of these properties, subject to the terms of the net leases.

Certain healthcare-related or medical outpatient properties subject to net leases in which we may invest may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

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

We may be exposed to the risks of investing in senior living communities.

We may invest in senior living communities, including but not limited to assisted care and memory care facilities. Revenues from senior living communities are primarily driven by occupancy and private pay rates. A weakened economy may have an adverse effect on the residents of these properties. If the operations’ cash flows are materially adversely impacted by economic conditions, these properties’ revenues and operations may be adversely affected. Additionally, senior living communities may be subject to a reduced availability of labor and increased employee costs and are subject to operational hazards and health-related risks, each of which may be exacerbated by the persistence of COVID-19. Finally, government reimbursement has, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. This could have a negative impact on the industry and impact the value of senior living communities. Senior living communities are generally subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations and standards and may require licenses, registrations or certificates of need to operate. Failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may adversely affect the profitability of these facilities and the value of our investment in them.

There are inherent risks in the senior living sector.

We will be subject to the risks generally incident to the ownership of independent living, assisted living and memory care facilities. Several factors may adversely affect the economic performance and value of the properties in the senior living sector. The following details certain inherent risks.

•
Increases in newly developed senior living communities and other competitive factors may have a material adverse effect on our senior living communities.

•
The current trend for seniors to delay moving to senior living communities until they require greater care or to forgo moving to senior living communities altogether could have a material adverse effect on our senior living communities’ business, financial condition and results of operations.
•
Circumstances that adversely affect the ability of seniors or their families to pay for senior living services, such as economic downturns, softness in the U.S. housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, stock market volatility and/or changes in demographics, could cause our senior living communities’ occupancy rates, revenues and results of operations to decline.
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

Seniors have been increasingly delaying their moves to senior living communities until they require greater care, and increasingly forgoing moving to senior living communities altogether. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior living communities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at any senior living communities. Moreover, older aged persons may have greater care needs and require higher acuity services, which may increase our cost of business or result in lost business and shorter stays at our senior living communities if we are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact any senior living communities’ occupancy rates, revenues and cash flows and their results of operations. Further, if we are unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior living communities may be unprofitable and we may receive lower returns and rent and the value of the senior living communities may decline.

Increases in labor costs at senior living communities may have a material adverse effect on us.

Wages and employee benefits associated with the operations of managed senior living communities represent a significant part of managed senior living communities’ operating expenses. The U.S. labor market has been experiencing an extended period of low unemployment. Further, there has been recent legislation enacted and proposed legislation to increase the minimum wage in certain jurisdictions. This, in turn, has put upward pressure on wages. Our property managers will compete with other senior living community operators, among others, to attract and retain qualified personnel responsible for the day to day operations of the property, and senior living communities have been experiencing increasing labor costs. We cannot be sure that labor costs at our properties will not similarly increase or that any increases will eventually be recovered by corresponding increases in the rates charged to residents or otherwise. Any significant failure by our property managers to prudently control labor costs or to pass any increases on to residents through rate increases could have a material adverse effect on the business, financial condition and results of operations of the property.

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

Federal, state and local employment related laws and regulations could increase the cost of doing business at our senior living communities, and our property managers may fail to comply with such laws and regulations.

The operations at our senior living communities will be subject to a variety of federal, state and local employment related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. Because labor represents a significant portion of operating expenses at senior living communities, compliance with these evolving laws and regulations could substantially increase the cost of doing business at our senior living communities, while failure to do so could subject the property manager and us to significant back pay awards, fines and lawsuits. Our property manages’ failure to comply with federal, state and local employment related laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The nature of the senior living sector will expose us and our property managers to litigation and regulatory and government proceedings.

We and our property managers could in the future be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of their business, some of which may involve material amounts. The defense and resolution of such claims, lawsuits and other proceedings may require us and our property managers to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of our and our property managers’ liability insurance could increase. Medical liability insurance reform has at times been a topic of political debate, and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted, and our and our property managers’ insurance costs may increase. Increasing liability insurance costs could have a material adverse effect on our senior living communities’ business, financial condition and results of operations which could impact the returns to us.

Depressed U.S. housing market conditions may reduce the willingness or ability of seniors to relocate to our senior living communities.

Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability, of seniors to afford our senior living communities’ resident fees as prospective residents frequently use the proceeds from the sale of their homes to cover the cost of such fees. If seniors have a difficult time selling their homes, their ability to relocate to our senior living communities or finance their stays at such properties with private resources could be adversely affected. If U.S. housing market conditions reduce seniors’ willingness or ability to relocate to our senior living communities, the occupancy rates, revenues and cash flows at such properties could be negatively impacted.

Our property managers may fail to comply with laws relating to the operation of our senior living communities.

We and our properties managers are subject to, or impacted by, extensive and frequently changing federal, state and local laws and regulations, including: licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our senior living communities and how our property managers conduct their operations, such as with respect to health and safety, fire and privacy matters; laws affecting communities that participate in Medicaid; laws affecting skilled nursing facilities, clinics and other healthcare facilities that participate in both Medicare and Medicaid which mandate allowable costs, pricing, reimbursement procedures and limitations, quality of services and care, food service; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act and similar laws; and safety and health standards established by the Occupational Safety and Health Administration.

Our property managers will need to expend significant resources to maintain compliance with these laws and regulations. However, if our property managers are alleged to fail, or do fail, to comply with applicable legal requirements, they may have to expend significant resources to respond to such allegations, and if they are not permitted or are unable to cure deficiencies, certain sanctions may be imposed which may adversely affect the profitability of the senior living community and our property managers’ ability to obtain, renew or maintain licenses at such property. Changes in applicable regulatory frameworks could also have similar adverse effects.

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

We will face risks related to any investments in collateralized debt obligations.

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

We do not own the Inland trademarks, but we may use them pursuant to a trademark license agreement with an affiliate of Inland. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

We have entered into a trademark license agreement (“Trademark License Agreement”), with The Inland Real Estate Group, LLC, an affiliate of our sponsor (“TIREG”), pursuant to which it grants us a fully paid-up, royalty-free, non-exclusive, non-transferable right and license to use the “Inland” marks and the goodwill associated with them, in connection with our business. TIREG retains exclusive ownership of all trademarks and, except for permitted sublicenses, we will not be able to transfer, sell, assign or modify any right granted to us under the Trademark License Agreement. The Trademark License Agreement contains customary and usual representations, warranties and covenants for agreements of this type, and requires us to indemnify TIREG for any damages resulting from a breach of our obligations under the Trademark License Agreement. Either party may terminate the Trademark License Agreement upon 30 days prior written notice. If TIREG terminates the agreement, we will have a reasonable opportunity to transition to other trademarks.

Risks Related to Conflicts of Interest

We pay our Advisor and its affiliates fees and the Special Limited Partner receives the performance allocation, which could lead to conflicts of interest.

Our Advisor and its affiliates, including Inland Commercial and Devon, receive substantial fees from us, and the Special Limited Partner has received a performance allocation in the Operating Partnership, which fees and performance allocation were not negotiated at arm’s length. These fees and performance allocation could influence our Advisor’s advice to us as well as the judgment of its affiliates, some of whom also serve as our executive officers and our directors. Among other matters, these compensation arrangements could affect their judgment with respect to:

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
•
recommendations to our board of directors with respect to developing, overseeing, implementing, coordinating and determining our NAV and our NAV procedures, the provision of forward-looking property-level information to the independent valuation advisor or the decision to adjust the value of certain of our assets or liabilities in connection with the determination of our NAV, especially given that the advisory fees we pay our Advisor and the Special Limited Partner’s performance participation allocations are based on our NAV;
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

The Advisor will face a conflict of interest due to the nature of the Special Limited Partner’s performance participation interest in the Operating Partnership.

The Special Limited Partner, an affiliate of Inland, is entitled to receive distributions on its performance participation interest in the Operating Partnership each year based on the Operating Partnership’s annualized total return, which is calculated based upon our total distributions paid plus the change in the Operating Partnership’s NAV. The existence of the Special Limited Partner’s performance participation interest in the Operating Partnership may create an incentive for the Advisor to make riskier or more speculative investments on our behalf, cause us to incur more leverage, or sell an asset prematurely in an effort to increase the distributions to which the Special Limited Partner is entitled on its performance participation interest. Because the distributions the Special Limited Partner is entitled to receive are based in part on the Operating Partnership’s NAV, the Advisor may also be motivated to accelerate acquisitions to increase the Operating Partnership’s NAV or, similarly, delay or curtail repurchases of our shares to maintain the Operating Partnership’s NAV. The Special Limited Partner will not be obligated to return any portion of performance participation allocations due to the subsequent negative performance.

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

A conflict of interest arises where the financial or other benefits available to our Advisor or its affiliates differ among the programs that it manages. If the amount or structure of the management fee, the Special Limited Partner’s performance participation allocations, the property manager fee and/or our Advisor’s or its affiliates’ compensation differs among programs (such as where certain funds pay higher base management fees, incentive fees, performance-based management fees or other fees), our Advisor or its affiliates might be motivated to help certain programs over others. Similarly, the desire to maintain assets under management or to enhance our Advisor’s performance record or to derive other rewards, financial or otherwise, could influence our Advisor or its affiliates in affording preferential treatment to those programs that could most significantly benefit our Advisor or its affiliates. Our Advisor may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor certain programs. Additionally, our Advisor or its affiliates might be motivated to favor programs in which it has an ownership interest or in which Inland or its affiliates have ownership interests. If an investment professional at our Advisor or its affiliates does not personally hold an investment in us but holds investments in other Inland-affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

The fees we pay in connection with the Offering and the agreements entered into with our Advisor and its affiliates, including Inland Commercial and Devon, were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

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

The existence of the Special Limited Partner’s 12.5% performance participation allocations in our Operating Partnership, which are based on our total distributions plus the change in NAV per Operating Partnership unit, may create an incentive for our Advisor to recommend riskier or more speculative investments or to recommend us to use more leverage than it otherwise would. In addition, the change in NAV per Operating Partnership unit will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Special Limited Partner may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

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

We expect to operate so as to qualify as a REIT under the Code. Until that time, we will be subject to taxation at regular corporate rates under the Code. We had little or no taxable income for the taxable years ended December 31, 2024 and December 31, 2023. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we may fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, once made, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

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

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Advisor, Dealer Manager and service providers (including the transfer agent), tenants, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 20 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Advisor’s management, and our Board and Audit Committee, as appropriate.

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

Item 2. Properties

Other than our investment in the Operating Partnership, we had neither engaged in any operations nor generated any revenues through December 31, 2024. Our entire activity from inception through December 31, 2024 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. We contribute proceeds from the sale of shares of our common stock in the Offering to the Operating Partnership and receive Operating Partnership units that correspond to the classes of our shares sold. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than Operating Partnership units. We therefore expect to eventually consolidate the Operating Partnership. We have included an overview of the Operating Partnership’s portfolio below, as we believe a discussion of the Operating Partnership’s portfolio would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

Overview of the Operating Partnership’s Portfolio (all dollar amounts in thousands, except per square foot amounts)

As of December 31, 2024, the Operating Partnership’s real property portfolio consisted of 35 properties totaling approximately 746,601 square feet of medical outpatient buildings, 250,755 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 17 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of December 31, 2024:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.4%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.0%	56,173	7.5%	100.0%
Connecticut	2	4.8%	112,369	15.1%	100.0%
Dallas, TX	1	1.5%	16,050	2.1%	100.0%
Garden City, NY	1	2.5%	16,920	2.3%	100.0%
Greendale, IN	1	2.1%	24,722	3.3%	100.0%
Houston, TX	2	12.3%	88,450	11.8%	100.0%
Indianapolis, IN	1	2.7%	42,187	5.7%	100.0%
Oklahoma City, OK	1	3.3%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	26.1%	199,958	26.8%	100.0%
Raleigh, NC	1	1.6%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	7.3%	71,995	9.6%	100.0%
Salt Lake City MSA, UT	2	6.2%	54,758	7.3%	100.0%
Healthcare Total	30	78.8%	746,601	100.0%

Self-Storage
Decatur, GA	1	1.5%	37,650	15.0%	74.2%
Marietta, GA	1	2.0%	59,250	23.6%	85.9%
Montgomery, AL	2	6.8%	153,855	61.4%	81.1%
Self-Storage Total	4	10.3%	250,755	100.0%

Education			Beds	Percentage of Beds
St. Louis, MO	1	10.9%	406	100.0%	99.0%
Portfolio Total	35	100%
(1)
Based on fair value as of December 31, 2024.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of December 31, 2024.
(3)
“MSA” refers to metropolitan statistical area.

As of December 31, 2024, all of the properties listed in the table were owned in fee simple, with the exception of the following:

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

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across the Operating Partnership’s portfolio as of December 31, 2024:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Beds(1)
Healthcare	$28.38
Self-Storage	$16.33
Education	$11,012
(1)
For healthcare properties, average effective annual base rent represents the base rent for the year ended December 31, 2024 per leased square foot. For self-storage properties, average effective annual base rent represents the annualized December 31, 2024 base rent per leased square foot. For the education property, average effective annual base rent represents the base rent for the year ended December 31, 2024 per leased bed. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

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

Lease Expirations

As of December 31, 2024, the weighted-average remaining term of the Operating Partnership’s total leased healthcare portfolio was approximately 7.1 years based on annualized base rent and 7.2 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical outpatient properties for leases in place as of December 31, 2024, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases(2)	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Based Rent ($)(1)	Percentage of Total Annualized Based Rent
2025	—	—	—	$—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	3	75,973	10.2%	2,201	10.4%
2029	2	42,442	5.7%	1,339	6.3%
2030	2	71,851	9.6%	1,893	8.9%
2031	5	98,935	13.2%	3,192	15.0%
2032	8	252,171	33.8%	6,277	29.5%
2033	9	164,457	22.0%	5,421	25.5%
2034	—	—	—	—	—
Thereafter	3	40,772	5.5%	924	4.4%
Total	32	746,601	100.0%	$21,247	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of December 31, 2024, multiplied by 12.
(2)
None of the Operating Partnership’s medical outpatient properties have early termination provisions.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of December 31, 2024, there were three tenants that represented more than 10.0% of the Operating Partnership’s healthcare portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s healthcare portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of December 31, 2024.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$4,941	23.2%	$33.78
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.1%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,279	6.0%	35.15
Starling Physicians, P.C.	2	112,369	15.0%	1,269	6.0%	11.29
Surgical Hospital of Oklahoma (1)	1	33,500	4.5%	1,072	5.0%	31.99
Banner Health	1	29,350	3.9%	934	4.4%	31.82
Jordan Valley Medical Center LP	1	25,056	3.4%	883	4.2%	35.25
Community Hospitals of Indiana	1	42,187	5.6%	850	4.0%	20.16
NYU School of Medicine	1	16,920	2.3%	745	3.5%	44.03
Emerus Community Hospital	1	16,388	2.2%	716	3.4%	43.69
Total	20	546,850	73.2%	$15,896	74.8%	$29.07
(1)
Tenant is on cash basis since September 30, 2022.

Item 3. Legal Proceedings

Neither we nor the Operating Partnership is a party to, and none of the Operating Partnership’s properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Offering of Common Stock

The Offering consists of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is currently no established public trading market for our common stock. As of March 18, 2025, there were 29 holders of record of our Class T common stock, 0 holders of record of our Class S common stock, 4 holders of record of our Class D common stock, and 118 holders of record of our Class I common stock. The following table details the selling commissions, dealer manager fees, and distribution fees for each applicable share class as of December 31, 2024:

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

The purchase price per share for each class of our common stock will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation to the Special Limited Partner (which is a class-specific accrual), and also includes the deduction of any management fees and distribution fees specifically applicable to such class of shares. Please refer to Exhibit 4.3 to this Annual Report on Form 10-K for further details on how our NAV is determined.

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

The following table presents our monthly NAV per share/unit for each of the five classes of shares and units from August 31, 2023 through December 31, 2024:

	Class T Shares	Class S Shares (1)	Class D Shares	Class I Shares	Class A Units
August 31, 2023	—	—	—	$24.8858	$24.9014
September 30, 2023	—	—	—	$25.1205	$25.1527
October 31, 2023	—	—	—	$25.0919	$25.1634
November 30, 2023	—	—	—	$24.8915	$24.9781
December 31, 2023	—	—	—	$24.7558	$24.6751
January 31, 2024	—	—	—	$24.7801	$24.7122
February 29, 2024	—	—	—	$25.0134	$24.9546
March 31, 2024	—	—	—	$25.0162	$24.9413
April 30, 2024	—	—	—	$25.1950	$24.1496
May 31, 2024	$24.9597	—	—	$25.0439	$25.0075
June 30, 2024	$24.7737	—	—	$24.8908	$24.9031
July 31, 2024	$24.1963	—	—	$24.3043	$24.3306
August 31, 2024	$23.9421	—	—	$24.0584	$24.0913
September 30, 2024	$23.9205	—	—	$24.0496	$24.0823
October 31, 2024	$24.1400	—	—	$24.2688	$24.3158
November 30, 2024	$24.1347	—	—	$24.3083	$24.3707
December 31, 2024	$24.2331	—	$24.3655	$24.4042	$24.4827
(1)
As of December 31, 2024, we had not sold any Class S shares. Until we sell shares of Class S common stock, the transaction price for these classes is based on NAV per share of our Class I shares as of each respective month. We will separately compute the NAV per share of each one of these new classes once we have shares of that class outstanding.

Net Asset Value

We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure. Please refer to Exhibit 4.3 to this Annual Report on Form 10-K for further details on how our NAV is determined.

Our total NAV presented in the following tables shows the Company and the Operating Partnership on a combined basis and includes the NAV of the Company’s common stockholders, as well as partnership interests of the Operating Partnership held by parties other than us.

The following table provides a breakdown of the major components of our NAV as of December 31, 2024 (dollars and shares/units in thousands):

Components of NAV	As of December 31, 2024
Investments in real estate	$412,790
Cash and cash equivalents	7,825
Restricted cash	349
Other assets	10,778
Debt	(272,877)
Other liabilities (1)	(16,664)
Net asset value	$142,201
Total shares/units outstanding	5,809
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of December 31, 2024, we had accrued under GAAP $43 of distribution fees payable to the Dealer Manager related to the Class T and Class D shares and units. As of December 31, 2024, we had not sold or issued any Class S shares or units, therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of December 31, 2024 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class D Shares/Units	Class I Shares/Units	Class A Units	Total
Net asset value	$619	$55	$6,881	$134,646	$142,201
Number of outstanding shares/units	26	2	282	5,499	5,809
NAV per share/unit as of December 31, 2024	$24.2331	$24.3655	$24.4042	$24.4827

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the December 31, 2024 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.51%	6.32%
Self-Storage	8.16%	6.41%
Education	8.25%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.90%	1.92%	1.78%
	0.25% increase	(1.81)%	(1.68)%	(1.78)%
Exit capitalization rate (weighted average)	0.25% decrease	2.30%	2.39%	2.00%
	0.25% increase	(2.15)%	(2.08)%	(2.00)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of December 31, 2024
Equity per GAAP	$132,717
Adjustments:
Accumulated depreciation and amortization	53,701
Unrealized net real estate and debt appreciation (depreciation)	(39,649)
Straight-line rent adjustment	(4,658)
Unamortized equity-based compensation	58
Other liabilities	32
Net asset value	$142,201

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since June 12, 2023.

Record Date	Aggregate monthly gross distribution declared per share(1)
August 31, 2023	$0.0885
September 30, 2023	$0.0885
October 31, 2023	$0.0885
November 30, 2023	$0.0885
December 31, 2023	$0.0885
January 31, 2024	$0.0885
February 29, 2024	$0.0885
March 31, 2024	$0.0885
April 30, 2024	$0.0885
May 31, 2024	$0.0885
June 30, 2024	$0.0885
July 31, 2024	$0.0885
August 31, 2024	$0.0885
September 30, 2024	$0.0885
October 31, 2024	$0.0885
November 30, 2024	$0.0885
December 31, 2024	$0.0885
(1)
This also reflects net distributions declared per share of Class I common stock.

The gross distribution declared was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see Note 6 to our Financial Statements, “Transactions with Related Parties,” which is included in this Annual Report on Form 10-K. As of December 31, 2024, the Company had not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class T and Class D common stock outstanding since May 1, 2024 and December 1, 2024, respectively, the first day such shares became outstanding.

Record Date	Monthly net distribution declared per share of Class T common stock	Monthly net distribution declared per share of Class D common stock
May 31, 2024	$0.0704	$—
June 30, 2024	$0.0711	$—
July 31, 2024	$0.0707	$—
August 31, 2024	$0.0711	$—
September 30, 2024	$0.0718	$—
October 31, 2024	$0.0713	$—
November 30, 2024	$0.0717	$—
December 31, 2024	$0.0711	$0.0834

The following table outlines the tax character of distributions on shares of the Company’s common stock paid in 2024 as a percentage of total distribution:

2024
Ordinary income	—
Capital gain	—
Return of capital	100%

Sources of Distributions to Common Stockholders

	For the year ended December 31, 2024	For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023
Distributions to Holders of Common Stock
Paid in cash	$139	$3
Total distributions	$139	$3
Cash flows from operating activities	$—	$—

During both the year ended December 31, 2024 and the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Share Repurchase Plan

We adopted the SRP, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, and Class I shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at the Transaction Price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the Transaction Price. Stockholders who have received shares of our common stock in exchange for OP Units may include the period of time such stockholder held such OP Units for purposes of calculating the holding period for such shares of our common stock. In the event that we, at our sole discretion, elect to issue Class A shares to holders of OP Units seeking redemption, we expect to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D and Class I shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the SRP if in its reasonable judgment it deems such action to be in our best interest. We began the SRP in January 2024, the first month of the first full calendar quarter following the conclusion of our escrow period.

During the year ended December 31, 2024, there were no repurchases of our common stock.

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

The table below summarizes total stock grants we made at each grant date as of December 31, 2024 ($ in thousands except for per share data).

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025

As of December 31, 2024, we have granted 6,657 restricted shares of which 935 have vested and none were forfeited.

Securities Authorized for Issuance under the Equity Compensation Plans

For information regarding the securities authorized for issuance under our DCP, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2024, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

The following table presents information about the Offering and use of proceeds therefrom as of December 31, 2024 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering shares sold	21,175	—	2,266	175,609	199,050
Gross proceeds from primary offering	$531	$—	$55	$4,335	$4,921
Reinvestments of distributions	1	—	—	8	9
Total gross proceeds	532	—	55	4,343	4,930
Selling commissions and dealer manager fees	18	—	—	—	18
Other expenses	—	—	—	—	—
Total expenses	18	—	—	—	18
Net offering proceeds (1)	$514	$—	$55	$4,343	$4,912
(1)
Excludes offering costs of $4,498 incurred by the Operating Partnership.

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

We contributed the net proceeds from the Offering to the Operating Partnership and received Operating Partnership units (“OP Units”) that correspond to the classes of the shares sold. The Operating Partnership primarily used the proceeds for general corporate expenses.

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

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at ipcaltreit.com from time to time, as information is updated and new information is posted.

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. We had little or no taxable income for the taxable years ended December 31, 2024 and December 31, 2023. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP), our Operating Partnership.

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

As of March 18, 2025, we have issued 41,317 shares of Class T common stock, 5,190 shares of Class D common stock and 200,338 shares of Class I common stock, including shares purchased under the DRP, in the Offering.

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through December 31, 2024. Our entire activity from inception through December 31, 2024 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in the Offering, we contribute such proceeds to the Operating Partnership and receive Operating Partnership units that correspond to the classes of our shares sold. As of December 31, 2024, we hold 21,175 Class T Operating Partnership units, 2,266 Class D Operating Partnership units and 190,266 Class I Operating Partnership units, representing a total 3.7% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than Operating Partnership units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part IV Item 15 in this Annual Report on Form 10-K, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

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

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage V Properties”) from an affiliate of the Company, for a total purchase price of $43.8 million, including $17.6 million of assumed loans and corresponding swaps with First Merchants Bank. The Storage V Properties are comprised of 2,275 storage units, including 1,810 climate-controlled units, that encompass 250,610 square feet. On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway Bank and Trust Company (“Parkway”) for an aggregate principal amount of $28 million (the “Parkway Storage V Mortgage Loan”). The proceeds of the Parkway Storage V Mortgage Loan were used to repay the assumed loans and settle the corresponding swaps with First Merchants Bank.

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

The Operating Partnership is primarily focused on investing in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. In the initial stages of our capital raise pursuant to the Offering, a primary source of proposed real estate investments will consist of DST or other private investment programs sponsored by IPC, an affiliate of our sponsor. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to the Operating Partnership in exchange for OP Units under Section 721 of the Code. In particular, on June 27, 2024, IPC launched the DST Program, through which it expects to sponsor a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. In connection with the DST Program, the Operating Partnership will receive a fair market value purchase option with respect to each DST, giving the Operating Partnership the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require DST investors to exchange their DST interests for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part IV Item 15 in this Annual Report on Form 10-K.

As of December 31, 2024 the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. As of December 31, 2023, the Operating Partnership operated in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the segment Student Housing to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. Prior to the acquisition of the student housing property on December 1, 2022, the Operating Partnership managed its operations on an aggregated, single segment basis for purposes of assessing performance and making operating decisions and, accordingly, had only one reporting and operating segment.

As of December 31, 2024 and 2023, the Operating Partnership had total assets of $453.0 million and $431.8 million, respectively. As of December 31, 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of December 31, 2024 are located in 12 states. As of December 31, 2023, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet and one student housing property with 406 student housing beds. The properties owned as of December 31, 2023 are located in 10 states. A majority of the Operating Partnership’s medical outpatient properties are single-tenant medical outpatient buildings. For the year ended December 31, 2024, medical outpatient properties, self-storage properties and the student housing property represented 76.9%, 8.0% and 15.1%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2023, medical outpatient properties and the student housing property represented 84.7% and 15.3%, respectively, of the Operating Partnership’s total revenues. As of December 31, 2024, medical outpatient buildings, self-storage properties and the student housing property were 100%, 81.2% and 99% leased, respectively. As of December 31, 2023, all of the Operating Partnership’s portfolio properties were 100% leased.

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

As of December 31, 2024, the Operating Partnership was not actively marketing for sale any properties.

As of December 31, 2024 and 2023, the Operating Partnership had total debt outstanding of $273.4 million and $239.3 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 4.03% and 3.60% per annum, respectively. The debt consists of (i) a secured term loan in an original principal amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time, (ii) a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time, (iii) a secured term loan in the original principal amount of $22 million (the “Parkway UL Mortgage Loan”) with Parkway, and (iv) a secured term loan in an original principal amount of $28 million (the “Parkway Storage V Mortgage Loan”) with Parkway. On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27.8 million. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of certain fees and expenses and certain other conditions. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The Parkway Storage V Mortgage Loan matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

As of December 31, 2024, the Operating Partnership had an outstanding balance of $10 million on the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”). As of December 31, 2023, the Operating Partnership had not made any drawings on the Credit Facility. The Credit Facility provides for loan advances in an aggregate amount not to exceed $22.5 million. The current maturity date of the Credit Facility is November 30, 2025. The daily balance of the loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

As of December 31, 2024 and 2023, the Operating Partnership’s cash and cash equivalents balance was $7.8 million and $6.7 million, respectively.

As of December 31, 2024 and 2023, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the years ended December 31, 2024 and December 31, 2023

$ in thousands	For the year ended December 31,		Change
	2024	2023	2024 vs. 2023
Net cash flows provided by operating activities	$8,489	$10,351	$(1,862)
Net cash flows used in investing activities	$(23,335)	$(1,052)	$(22,283)
Net cash flows provided by (used in) financing activities	$16,055	$(12,992)	$29,047

Operating activities

The decrease in cash from operating activities during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to an increase in general and administrative expenses and an increase in interest expense.

Investing activities

$ in thousands	For the year ended December 31,		Change
	2024	2023	2024 vs. 2023
Purchase of investment properties	$(22,642)	$—	$(22,642)
Capital expenditures and tenant improvements	(718)	(1,007)	289
Other investing activities	25	(45)	70
Net cash used in investing activities	$(23,335)	$(1,052)	$(22,283)

The increase in cash used in investing activities during the year end December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the acquisition of the Storage V Properties.

Financing activities

$ in thousands	For the year ended December 31,		Change
	2024	2023	2024 vs. 2023
Contributions	$2,412	$2,710	$(298)
Total net changes related to debt	25,080	(262)	25,342
Payment of offering costs	(644)	(3,467)	2,823
Redemptions of Class A OP Units	(4,782)	(1,418)	(3,364)
Distributions paid	(6,196)	(9,590)	3,394
Early termination of interest rate swaps	1,189	—	1,189
Cash paid for interest rate caps	—	(965)	965
Acquired interest rate swaps	(1,004)	—	(1,004)
Net cash provided by (used in) financing activities	$16,055	$(12,992)	$29,047

The increase in cash provided by financing activities during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to proceeds received from the Parkway UL Mortgage Loan and the Parkway Storage V Mortgage Loan and net proceeds of $10 million from the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”), which were partially offset by repayment of assumed loans with First Merchants Bank.

Comparison of the years ended December 31, 2023 and December 31, 2022

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024, which is incorporated herein by reference, for a comparison of the Operating Partnership’s cash flows for the years ended December 31, 2023 and December 31, 2022.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the years ended December 31, 2024, 2023 and 2022 is as follows:

$ in thousands	Year Ended December 31,
	2024	2023	2022
Distributions accrued	$6,188	$9,097	$12,131
Distributions paid	$6,196	$9,590	$12,131
Cash flows from operations	$8,489	$10,351	$11,089

For the years ended December 31, 2024 and 2023, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period. For the year ended December 31, 2022, 8.6% of the Operating Partnership’s distributions paid in cash were paid from cash flows from operations generated during prior periods.

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

Comparison of the years ended December 31, 2024 and December 31, 2023

A total of 30 medical outpatient properties with 32 operating leases and one student housing property that were acquired before January 1, 2023 represent “same store” in the table below. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2023. Four self-storage properties were acquired on April 5, 2024 and are included as non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store for the years ended December 31, 2024 and 2023, prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP.

$ in thousands	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental revenue	$33,406	$29,913	$3,493	$30,838	$29,913	$925	$2,568	$—	$2,568
Other property revenue	244	108	136	121	108	13	123	—	123
Total revenues	33,650	30,021	3,629	30,959	30,021	938	2,691	—	2,691

Property operating expenses	5,112	3,724	1,388	4,215	3,724	491	897	—	897
Real estate tax expense	1,485	1,380	105	1,259	1,380	(121)	226	—	226
Total property operating expenses	6,597	5,104	1,493	5,474	5,104	370	1,123	—	1,123

Property net operating income	$27,053	$24,917	$2,136	$25,485	$24,917	$568	$1,568	$—	$1,568

General and administrative expenses	(4,419)	(2,286)	(2,133)
Advisor management fee	(759)	(900)	141
Depreciation and amortization	(19,219)	(17,516)	(1,703)
Interest expense	(14,577)	(11,577)	(3,000)
Interest and other income	210	38	172
Net loss	$(11,711)	$(7,324)	$(4,387)

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the year ended December 31, 2024 with the results of the same properties owned during the year ended December 31, 2023, property net operating income increased $568, total property revenues increased $938, and total property operating expenses including real estate tax expense increased $370.

The increase in same store total property revenues is primarily due to an increase in rental income due to more cash paid by our cash basis tenant in 2024 compared to 2023 and increased rental rates at our student housing property in 2024.

The increase in same store total property operating expenses is primarily due to an increase in repairs and maintenance expenses, an increase in insurance expense and an increase in legal expenses in 2024.

Non-same store total property net operating income increased $1,568 during the year ended December 31, 2024 as compared to 2023. The increase is a result of acquiring four self-storage properties on April 5, 2024. On a non-same store basis, total property revenues increased $2,691 and total property operating expenses including real estate tax expense increased $1,123 during the year ended December 31, 2024 as compared to 2023 as a result of this acquisition.

General and administrative expenses. General and administrative expenses increased $2,133 in 2024 compared to 2023. The increase is primarily due to an increase in payroll reimbursement to the Advisor and legal and professional costs.

Advisor management fee. Advisor management fees decreased $141 in 2024 compared to 2023. The decrease is primarily due to the new Advisory Agreement in place effective August 1, 2023, which resulted in a lower fee.

Depreciation and amortization. Depreciation and amortization increased $1,703 in 2024 compared to 2023. The increase is primarily due to the acquisition of four self-storage properties partially offset by fully amortized assets.

Interest expense. Interest expense increased $3,000 in 2024 compared to 2023. The increase is primarily due to an increase in debt outstanding.

Interest and other income. Interest and other income increased $172 in 2024 compared to 2023. The increase is primarily due to the realized gain on termination of swaps that were acquired with the self-storage properties.

Comparison of the years ended December 31, 2023 and December 31, 2022

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024, which is incorporated herein by reference, for a comparison of the Operating Partnership’s results of operations for the years ended December 31, 2023 and December 31, 2022.

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

FFO and AFFO for the years ended December 31, 2024, 2023 and 2022 are calculated as follows:

	$ in thousands	For the year ended December 31,
		2024	2023	2022
	Net loss	$(11,711)	$(7,324)	$(2,978)
Add:	Depreciation and amortization related to investment properties	19,219	17,516	15,540
	Funds from operations (FFO)	7,508	10,192	12,562

Less:	Above- and below-market rent intangible lease amortization, net	(1,389)	(1,389)	(1,389)
	Straight-line income, net	(819)	(1,145)	(1,520)
Add:	Amortization of deferred financing costs	1,588	1,313	1,312
	Amortization of mortgage premium/discount	121	352	29
	Amortization of derivatives costs	1,797	1,174	49
	Adjusted funds from operations (AFFO)	$8,806	$10,497	$11,043

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2024 Notes to Financial Statements in Part IV Item 15 in this Annual Report on Form 10-K. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s December 31, 2024 Notes to Consolidated Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K. The Company has identified Impairment of Investments in

Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

Refer to Exhibit 4.3 to this Annual Report on Form 10-K for further details on the assumptions and estimates used in determination of fair value of the Company’s investment in the Operating Partnership.

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 - “Summary of Significant Accounting Policies” which is included in our December 31, 2024 Notes to Financial Statements in Part IV Item 15 in this Annual Report on Form 10-K. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 - “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s December 31, 2024 Notes to Consolidated Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company and the Operating Partnership had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not consolidate the Operating Partnership.

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

As of December 31, 2024 and 2023, the Operating Partnership had outstanding debt of $273.4 million and $239.3 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 2.97% to 5.80% per annum and 2.97% to 4.10% per annum, respectively. The weighted average interest rate as of December 31, 2024 and 2023 was 4.03% and 3.60%, respectively, which includes the effect of interest rate swaps and interest rate caps. As of December 31, 2024 and 2023, the weighted average years to maturity for the mortgages was 1.6 years and 2.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$55,759	20.4%	5.80%	$21,738	9.1%	3.80%
Variable rate with swap agreements	88,000	32.2%	2.99%	88,000	36.8%	2.99%
Variable rate with cap agreements	129,594	47.4%	3.98%	129,594	54.1%	3.98%
Total	$273,353	100.0%		$239,332	100.0%

If interest rates on all debt which bears interest at variable rates as of December 31, 2024 increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

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

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s December 31, 2024 Notes to Consolidated Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules adopted by the SEC, permitting the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Keith D. Lampi	44	Chairman of the Board and Chief Executive Officer
Anthony Chereso	62	Director
Ella S. Neyland	70	Independent Director
Michael W. Reid	71	Independent Director
Daniel Rigby	63	Independent Director
Jerry Kyriazis	56	Chief Financial Officer
Denise C. Kramer	46	Chief Operating Officer, Lead Portfolio Manager
Rahul Sehgal	44	Chief Investment Officer
Joseph E. Binder	42	Chief Capital Officer
Nati N. Kiferbaum	36	Chief Strategy Officer
Daniel W. Zatloukal	44	Executive Vice President and Head of Asset Management
Kristin A. Orlando	47	Secretary

* As of January 1, 2025

Keith D. Lampi serves as our Chairman of the Board and Chief Executive Officer, positions he has held since August 2023 and June 2023, respectively, and as the Chief Executive Officer and a member of the Board of Managers of our Advisor since October 2022 and August 2023, respectively. Mr. Lampi also serves as the Chief Executive Officer and President of IREIC, our sponsor, positions he has held since February 2024. He is responsible for leading the execution of the long-term business strategy of IREIC, which had more than $13.1 billion in assets under management as of December 31, 2024. He also serves as Chairman of the Board, Chief Executive Officer and President of IPC.

Mr. Lampi began his career as an intern during the inception of IPC in 2001. Throughout his 20-plus-year tenure at IPC, Mr. Lampi has helped to shape IPC into a market leader in the private real estate securities industry. Additionally, Mr. Lampi has served as a Manager of Inland Real Estate Services, LLC, Inland Residential Real Estate Services, LLC and Inland Venture Real Estate Services, LLC.

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

Mr. Lampi received his B.A. in economics from the University of Illinois at Urbana-Champaign. We believe that Mr. Lampi’s experience in alternative real estate assets, including through his tenure as a director and as the Chief Executive Officer of IREIC and IPC, make him well qualified to serve as Chairman of our board of directors.

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

Denise C. Kramer has served as our Chief Operating Officer, Lead Portfolio Manager since June 2023. Ms. Kramer also serves as the Chief Executive Officer and a director of InPoint, positions she has held since December 2024, and as the President of InPoint’s advisor, Inland InPoint Advisor, LLC, a position she has held since January 2022. Ms. Kramer also serves as Senior Vice President, Investment Product Management of IREIC, a position she has held since December 2022. Ms. Kramer began her career with Inland in 2016, serving as Senior Vice President, Investment Product Research for Inland Securities Corporation, Inland’s managing broker dealer. Prior to joining Inland, Ms. Kramer served as Director of Investment Research at Advisor Group from January 2010 to August 2016 where she was responsible for the oversight of due diligence on all packaged products made available on Advisor Group’s platforms including real estate private placements, REITs and interval funds. Ms. Kramer has a B.A. in accounting from the University of Maine and a Master’s degree in finance from Northeastern University, she holds Series 7 and 66 licenses with FINRA, and is a CFA Charterholder.

Rahul Sehgal has served as our Chief Investment Officer since June 2023. Mr. Sehgal also serves as the Chief Operating Officer of IREIC, a position he has held since December 2024. In this role, Mr. Sehgal prioritizes the investor experience through the enhancement of investor and financial advisor interactions with all IREIC programs. The investor experience begins with investment processing and data transfer and concludes with investor relations and ongoing client service.

Mr. Sehgal brings decades of expertise in operational strategy, real estate analytics and asset management execution. Most recently, he has served as a director of IPC since May 2012 and the Chief Investment Officer and Executive Vice President of IPC since November 2012 and August 2022, respectively. Mr. Sehgal joined Inland in 2004 and has held various positions with IPC throughout his tenure with the firm, primarily overseeing IPC’s investment strategies, including acquisitions, dispositions, refinancing, tenant negotiations and portfolio review on behalf of ownership. In addition, Mr. Sehgal is responsible for the exploration of new asset classes and coordinating market research to collaborate with executive management in implementing the company’s long term strategic plans. Mr. Sehgal received his B.A. in finance from the University of Illinois at Urbana-Champaign.

Joseph E. Binder has served as our Chief Capital Officer since June 2023. Mr. Binder also serves as the Chief Investment Officer of The Inland Real Estate Group, LLC, a position he assumed in December of 2024. As Chief Investment Officer of The Inland Real Estate Group, LLC, Mr. Binder is responsible for managing and executing Inland’s investment strategies and capital markets activities and related strategic transactions.

Mr. Binder joined Inland in 2008 and has served as a senior member of IPC’s management team leading the underwriting, due diligence, and structuring of its acquisitions, along with all debt capital market transactions and corporate lines of credit. In his time with IPC, Mr. Binder has overseen transactions in excess of $14 billion in investment real estate across nearly all asset types and a variety of investment structures and joint ventures. Mr. Binder serves as IPC’s Executive Vice President of Acquisition Structure and Finance, a position he has held since January 2019, and manages a 10-person team that supports the entire Inland enterprise.

Mr. Binder received a B.A. in finance from the University of Wisconsin at Whitewater and began his career in 2004 working in commercial real estate brokerage, followed by work in the commercial mortgage-backed securities industry. Mr. Binder holds an Illinois Real Estate Broker’s license.

Nati N. Kiferbaum has served as our Chief Strategy Officer since June 2023. Mr. Kiferbaum also serves as Chief Strategy Officer of IREIC, a position he has held since December 2024, responsible for synchronizing the firm’s investment strategy, research, and property underwriting. Additionally, Mr. Kiferbaum is responsible for ensuring that the firm’s investment direction is harmonized with product strategy across its suite of real estate investment solutions.

Mr. Kiferbaum brings more than a decade of expertise and thought leadership in key areas of product strategy, product development and due diligence. Mr. Kiferbaum joined Inland in 2012 as a Financial Analyst for IPC, and currently serves as IPC’s Senior Vice President, Head of Investment Product Strategy, a position he has held since January 2019. Since joining IPC, Mr. Kiferbaum has been involved in over $10 billion in real estate transactions across self-storage, student housing, senior housing, medical outpatient, retail, multifamily, hospitality, office, and industrial sectors.

Mr. Kiferbaum served on the Board of Directors of ADISA, the nation’s largest alternative investment securities association, of which he is a member, for a two-year term beginning in 2020. Mr. Kiferbaum received his B.A. in finance from the University of Iowa.

Daniel W. Zatloukal has served as our Executive Vice President and Head of Asset Management since June 2023. Mr. Zatloukal also serves as the Executive Vice President for IREIC Asset Management, as well as the Senior Vice President of IREIT, positions he has held since July 2017 and December 2021, respectively, and reports directly to the Chief Executive Officer of IREIC. In his role as Executive Vice President for IREIC Asset Management, Mr. Zatloukal focuses on optimizing portfolio performance and maximizing investor outcomes for all of IREIC’s programs. Mr. Zatloukal has served as Senior Vice President of IPC since 2014, and also served as the President of Inland Commercial Real Estate Services LLC and Inland Venture Real Estate Services, LLC from May 2016 through June 2017.

Mr. Zatloukal began his career with Inland in 2004. He left Inland in 2007, eventually serving as Vice President of Capital Markets at Jones Lang LaSalle in Atlanta through 2013. Mr. Zatloukal rejoined Inland in 2013, and has since held various positions throughout his tenure, primarily focused on structuring, financing and asset management functions. Mr. Zatloukal received his B.A. in finance from the University of Illinois at Urbana-Champaign.

Kristin A. Orlando serves as our Secretary and as Secretary of our Advisor, positions she has held since June 2023 and October 2022, respectively. Ms. Orlando joined the law department of The Inland Real Estate Group, LLC in October 2012, and is currently Senior Counsel and Senior Vice President, positions she has held since June 2024. In her capacity as Senior Counsel, Ms. Orlando represents funds sponsored by Inland Real Estate Investment Corporation and its affiliates on corporate, securities and regulatory matters. She also represents other entities within The Inland Real Estate Group of Companies that are in the business of real estate securities. Ms. Orlando serves as the corporate secretary of IPC (since May 2017), as the corporate secretary of the advisor to InPoint (since January 2025) and of the business manager to IREIT (since January 2025), and as the corporate secretary of Inland Venture Partners, LLC and certain of its subsidiaries (since December 2024). Prior to joining Inland, Ms. Orlando had been employed by the law firm Shefsky & Froelich (now Taft Stettinius & Hollister LLP) in Chicago, Illinois, in the Corporate and Securities practice group, since 2004. She is admitted to practice law in the State of Illinois. Ms. Orlando received her B.A. from Northwestern University and her J.D. from Chicago-Kent College of Law.

Committees of our Board of Directors

Audit Committee and Audit Committee Financial Expert Our board of directors has established an audit committee, which consists of Ms. Neyland and Messrs. Reid and Rigby, each of whom is an independent director. Mr. Reid serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

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

Affiliate Transaction Committee. The affiliate transaction committee is currently comprised of Ms. Neyland and Messrs. Reid and Rigby, each of whom is an independent director. Ms. Neyland serves as the chairperson of the affiliate transaction committee. The primary purpose of the affiliate transaction committee is to review transactions between us and Inland or its affiliates (including our Advisor) or with related persons and to determine if the resolution of the conflict of interest is fair and reasonable to us and our stockholders. However, we cannot assure you that this committee will successfully mitigate the risks related to conflicts of interest between us and Inland.

The affiliate transaction committee is responsible for ensuring the fair application of any reasonable method for the allocation of the acquisition of properties by two or more programs of Inland seeking to acquire similar types of assets. The affiliate transaction committee is also responsible for reviewing and approving the terms of all transactions between us and Inland or its affiliates (including our Advisor) or any member of our board of directors, including (when applicable) the economic, structural and other terms of all acquisitions and dispositions. In addition, the affiliate transaction committee is responsible for reviewing our Advisor’s performance and the fees and expenses paid by us to our Advisor and any of its affiliates.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is currently comprised of Ms. Neyland and Messrs. Reid and Rigby, each of whom is an independent director. Mr. Rigby serves as the chairperson of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for, among other things: (1) identifying individuals qualified to serve on the board and the nominating and corporate governance committee and recommending to the board a slate of director nominees for election by the stockholders at the annual meeting; (2) periodically reevaluating any corporate governance policies and principles adopted by the board, including recommending any amendments thereto if appropriate; and (3) overseeing an annual evaluation of the board. The nominating and corporate governance committee is also responsible for considering director nominees submitted by stockholders.

The committee considers all qualified candidates identified by members of the committee, by other members of the board of directors, by the Advisor and by stockholders. In recommending candidates for director positions, the committee takes into account many factors and evaluates each director candidate in light of, among other things, the candidate’s knowledge, experience, judgment and skills such as an understanding of the real estate industry or financial industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflict with the Company, the Advisor and the sponsor and the ability of the candidate to devote an appropriate amount of effort to board duties. The committee also focuses on persons who are actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community. The committee considers diversity in its broadest sense, including persons diverse in geography, gender and ethnicity as well as representing diverse experiences, skills and backgrounds. The committee evaluates each individual candidate by considering all of these factors as a whole, favoring active deliberation rather than the use of rigid formulas to assign relative weights to these factors.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of our shares by our directors, officers, employees (if any), agents or representatives that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Our insider trading policy is filed herewith as Exhibit 19.1.

We currently do not grant stock options and as such we have not adopted a policy regarding the timing of awards of options.

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

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2024 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Ella S. Neyland	$81	$43	$—	$—	$—	$2	$126
Michael W. Reid	$86	$46	$—	$—	$—	$2	$134
Daniel Rigby	$81	$54	$—	$—	$—	$1	$136
(1)
Represents 633 restricted shares of Class I common stock granted to Ella S. Neyland, 670 restricted shares of Class I common stock granted to Michael W. Reid and 1,084 restricted shares of Class I common stock granted to Daniel Rigby on

March 19, 2024, and 1,090 restricted shares of Class I common stock granted to Ella S. Neyland, 1,155 restricted shares of Class I common stock granted to Michael W. Reid and 1,090 restricted shares of Class I common stock granted to Daniel Rigby on August 1, 2024.
(2)
Represents the value of distributions received during the year ended December 31, 2024 on all stock awards received through December 31, 2024.

We pay our independent directors an annual retainer of $100,000, consisting of $75,000 in cash, payable on a quarterly basis, and a $25,000 grant of restricted stock, plus an additional retainer of $15,000 to the chairperson of the audit committee, $8,500 to the chairperson of the affiliate transaction committee and $8,500 to the chairperson of the nominating and corporate governance committee. Each director may elect to receive all or a portion of the amounts otherwise payable in cash in the form of restricted stock, pursuant to our independent director compensation plan (the “DCP”). The annual grant of restricted stock will be based on the then-current per share transaction price of our Class I shares at the time of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with our Advisor or Inland will not receive additional compensation for serving on the board of directors or committees thereof.

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

Refer to “Equity Compensation Plan” in Part I Item 5 in this Annual Report on Form 10-K for a summary of stock grants we made at each grant date as of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

The following table sets forth, as of March 18, 2025, information regarding the number and percentage of shares of our common stock owned by each director, our named executive officers, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 18, 2025, we had 151 stockholders. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2901 Butterfield Road, Oak Brook, Illinois 60523.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Applicable Class
Directors and Officers
Keith D. Lampi	6,316	2.9%
Anthony Chereso	42	*
Ella S. Neyland	2,177	1.0%
Michael W. Reid	2,391	1.1%
Daniel Rigby	2,253	1.0%
Jerry Kyriazis	2,053	1.0%
Denise C. Kramer	842	*
Rahul Sehgal	2,057	1.0%
Joseph E. Binder	2,316	1.1%
Nati N. Kiferbaum	1,043	*
Daniel W. Zatloukal	3,086	1.4%
Kristin A. Orlando	104	*
All officers and directors as a group (12 persons)	24,680	11.5%
5% Stockholders
Inland Private Capital Corporation	99,634 Class I Shares	46.3%

* Less than 1%

Securities Authorized for Issuance under the DCP

The following table sets forth information regarding securities authorized for issuance under the DCP as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	—
Equity Compensation Plans not approved by security holders	—	—	493,343
Total	—	—	493,343

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

For more information on the related party transactions, including the fees, expenses and distributions paid or accrued with respect to related parties, see “Note 6 – Transactions with Related Parties” in our notes to financial statements included in Part IV Item 15 in this Annual Report on Form 10-K and “Note 10 – Transactions with Related Parties” in the Operating Partnership’s notes to consolidated financial statements included in Part IV Item 15 in this Annual Report on Form 10-K.

Our Advisor and Inland

We are externally managed by our Advisor. Our Advisor is an affiliate of IREIC, our sponsor.

Together with its affiliates, Inland is a fully integrated group of legally and financially separate companies that is involved in every aspect of real estate, including property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, finance, investment products and other related services. Since its founding in 1968, through December 31, 2024, Inland has sponsored 844 programs and raised more than $30.4 billion in capital from more than 490,000 investors. IREIC, our sponsor, is a member company of Inland.

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

Term and Termination Rights

Our Advisory Agreement is dated effective as of August 1, 2023 and has an initial term of one year from the effective date, subject to successive one-year renewals upon the mutual consent of the parties. Our independent directors evaluate the performance of our Advisor each year before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

Management Fee, Performance Participation and Expense Reimbursements

Management Fee. Subject to the limitations described below under “Reimbursement by our Advisor,” as compensation for its services provided pursuant to the Advisory Agreement, we pay our Advisor a management fee of (i) 1.25% of the aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A units, in each case per annum payable monthly in arrears. In calculating the management fee, we will use the NAV of the outstanding Operating Partnership units before giving effect to monthly accruals for the management fee, the performance participation allocations, distribution fees or distributions payable on our shares or Operating Partnership units. The different management fee applicable to our Operating Partnership’s Class A units is a class-specific accrual that will be allocated to the Class A unitholders specifically. This means Class A units may receive greater distributions or have a higher NAV per unit or share compared to our other classes of units or shares.

The management fee may be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units of our Operating Partnership. An election by our Advisor to receive Class I shares of our common stock or Class I OP Units of our Operating Partnership may benefit us for cash management purposes and would further align our Advisor’s interests with our stockholders. Any repurchase requests by our Advisor will be consistent with our Advisor’s fiduciary duties to us and our stockholders. Notwithstanding the foregoing, we have adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through our share repurchase plan, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of our share repurchase plan. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

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

Distributions on the Performance Allocation or Class A Performance Allocation may be distributable in cash or Class I OP Units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Operating Partnership units, the Special Limited Partner may request the Operating Partnership to repurchase such Operating Partnership units from the Special Limited Partner at a later date. Any such repurchase requests will not be subject to the Early Repurchase Deduction but will be subject to similar repurchase limits that exist under our share repurchase plan.

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

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, our Advisor would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees, performance allocations and expense reimbursements for operating expenses paid to our Advisor and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors. For the year ended December 31, 2024, the Company had Total Operating Expenses of approximately $5.1 million, Average Invested Assets of approximately $441.7 million, and Net Income of approximately $6.0 million. Total Operating Expenses represented 1.2% of Average Invested Assets and 84.3% of Net Income.

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

Distribution Fees

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we will pay the Dealer Manager selling commissions over time as distribution fees (i) with respect to our outstanding Class T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares; (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. We do not pay a distribution fee with respect to our outstanding Class I shares.

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

During the year ended December 31, 2024, the total equity capital raised was approximately $2.4 million and the total costs of raising capital, which include all upfront selling commissions, dealer manager fees, and distribution fees and other offering expenses, were approximately $0.7 million, which represented approximately 28% of the total capital raised.

The Property Management Agreements

We also may rely on the Inland Commercial Real Estate Services LLC, an affiliate of our Advisor (“Inland Commercial”) or Inland Devon Self Storage Holdings LLC, an affiliate of our Sponsor (“Devon”), to perform property management, construction management and leasing services for certain of the properties we acquire. Any fees paid to our Advisor’s affiliates for any such services will not reduce the management fee payable to our Advisor or the performance participation allocations. Any such arrangements will be at or below market rates.

Inland Commercial manages our Operating Partnership’s current portfolio of healthcare properties and Devon manages our Operating Partnership’s portfolio of self-storage properties. Our Operating Partnership’s student housing property is managed by a third-party manager. The terms of the property management agreements with Inland Commercial and Devon for the Operating Partnership’s portfolio, referred to as “Property Management Agreements,” are summarized below.

Services

Pursuant to each Property Management Agreement, Inland Commercial or Devon is responsible for managing, operating and maintaining the property, which includes, among other things: collecting all rents and assessments from the property; paying all expenses of the property from a custodial account established for the property; preparing an annual budget; hiring and supervising employees, including, but not limited to managers, assistant managers, leasing consultants, engineers, janitors and maintenance supervisors; rendering reports for the property; making or causing to be made all ordinary or emergency repairs and replacements necessary to preserve the property; leasing the property; creating a marketing program for the property, upon request; exploring strategic alternatives for the property; and overseeing construction management, upon request.

Term and Termination

Each Property Management Agreement with Inland Commercial and Devon has an initial term of one year, and will automatically renew for successive one-year periods thereafter. A Property Management Agreement with Inland Commercial may be terminated: (1) at any time upon the mutual consent of both parties; (2) by either party upon 60 days’ notice prior to the expiration of the then-current term; (3) in the event the property is sold to a third party; (4) by the applicable owner if the property manager violates the Property Management Agreement and fails to cure after notice, as set forth in the Property Management Agreement, or the property manager experiences a bankruptcy event, as described in the Property Management Agreement; or (5) by the property manager in the event that the owner experiences a “change of control,” as defined in the Property Management Agreement. A Property Management Agreement with Devon may be terminated: (a) by either party without cause upon 60 days’ prior written notice; (b) by either party if the other party has defaulted in the performance of any term of the agreement of the property and such default has not been cured; (c) by either party if the other party experiences a bankruptcy event, as described in the Property Management Agreement; or (d) by the owner in the event of a sale or the condemnation or destruction of all or substantially all of a property.

Compensation

For the portfolio managed by Inland Commercial, the Operating Partnership pays Inland Commercial a monthly management fee of up to 5.0% of the gross income from any property managed directly by Inland Commercial or its affiliates. Inland Commercial may reduce, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. For certain properties, the Operating Partnership may also pay monthly administrative fee, in an amount equal to 15% of the common area maintenance costs (if any) for the month in which the administrative fee is paid to Inland Commercial.

The Operating Partnership may also pay, if applicable, a leasing services fee for any leasing services performed by Inland Commercial, which fee will be based upon the prevailing market rates applicable to the geographic market of the Property, as mutually agreed upon by the Operating Partnership and Inland Commercial. Additionally, the Operating Partnership may pay, if applicable, a construction management fee for any construction management oversight performed by Inland Commercial pursuant to the Property Management Agreement, which will be based upon the prevailing market rates applicable to the Property’s geographic market, as mutually agreed upon by the Operating Partnership and Inland Commercial. The construction management fee will be calculated on the total project cost as budgeted at the start of the construction project.

The Operating Partnership also reimburses Inland Commercial and its affiliates for property-level expenses that they pay or incur on its behalf in connection with the portfolio it manages, including the salaries and performing services for Inland Commercial and its affiliates (excluding the executive officers of Inland Commercial, the Operating Partnership or the Company). Further, in the case of personnel who also provide services for other entities sponsored by, or affiliated with, our sponsor, the Operating Partnership reimburses only a pro rata portion of the salary and benefits of these persons based on the amount of time spent by such persons on our matters compared to the time spent by such persons on all other matters. Additionally, with respect to any lease in the current portfolio that is structured as a single-tenant “net lease,” the Operating Partnership has no obligation to reimburse Inland Commercial for the costs of salaries and benefits of persons employed by Inland Commercial or its affiliates and performing services for us.

For the portfolio managed by Devon, the Operating Partnership pays Devon a monthly management fee in an amount equivalent to the greater 5.0% of the “gross revenue,” as defined in the Property Management Agreement, generated on an aggregate basis from the property during the preceding calendar month or $2,500 on an aggregate basis, whichever is greater. If Devon supervises any capital improvement project for the property owner, the Operating Partnership will also pay Devon a development supervision fee, in an amount equal to 10% of the cost of the project if the project is completed by Devon or in an amount equal to 7% if the project is completed by a third party. Additionally, Devon will issue the Operating Partnership a monthly credit equal to any monthly administrative fee collected by Devon in connection with the insurance premiums collected at the property.

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

Other Related Party Transactions

Credit Facility

On October 27, 2023, the Operating Partnership, as borrower, entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (the “Promissory Note, and together with the Credit Agreement, the “Credit Facility”) with IPC, as lender. The Credit Facility provides for loan advances in an aggregate amount not to exceed $22.5 million, with an initial maturity date of November 30, 2024 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default (the “Loan”). The daily balance of the Loan under the Credit Facility bears interest at rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership will begin making monthly payments of all accrued and unpaid interest on the Loan in the month subsequent to the first borrowing made by the Operating Partnership on the Loan. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

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

On November 26, 2024, the Operating Partnership and IPC entered into a Modification to Loan Documents Agreement to amend the Credit Facility to provide that the maturity date of the Credit Facility is November 30, 2025 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default. The Credit Facility Amendment contains representations, warranties and covenants that are customary for agreements of this type.

During the fiscal year ended December 31, 2024, the Operating Partnership borrowed $19 million under the Credit Facility and repaid $9 million. As of December 31, 2024, the Operating Partnership had an outstanding balance of $10 million on the Credit Facility. During the year ended December 31, 2024, the Operating Partnership accrued $0.3 million of interest expense on the Credit Facility.

Self-Storage Portfolio Acquisition

On February 13, 2024, the Operating Partnership initiated a tender offer pursuant to which it sought to acquire all of the beneficial interests (“Storage Interests”) in Self-Storage Portfolio V DST (the “Storage Trust”), a DST whose trustee is Self-Storage Portfolio V Exchange, L.L.C. (the “Storage Trustee”), an affiliate of the Advisor, from investors in such Storage Trust (the “Storage Investors”) in exchange for cash, Class T units, Class S units, Class D units, or Class I units (the “Storage Transaction”). The Storage Trust owned 100% of the beneficial interests in AL Self-Storage DST, a Delaware statutory trust (the “AL DST”), and GA Self-Storage DST, a Delaware statutory trust (the “GA DST”, and together with the AL DST, “Sub-DSTs”), which in turn owned four self-storage properties (the “Storage Properties”) with a total appraised value from an independent appraiser of $43.8 million. Two of the Storage Properties are located in Montgomery, Alabama and two of the Storage Properties are located in the Atlanta, Georgia metropolitan area. In total, the Storage Properties are comprised of 2,275 storage units, including 1,810 climate-controlled units, that encompass 250,610 square feet. The Operating Partnership offered to buy the Storage Interests at an aggregate purchase price of approximately $25.5 million, which is equal to the independently appraised value of the Storage Properties less the indebtedness secured by the Storage Properties and the anticipated expenses arising in the Storage Transaction. The number of OP Units offered to each Storage Investor was based on the amount of Storage Interests each such Storage Investor owned and the then-current NAV per OP Unit (as determined in accordance with our valuation guidelines). Following the completion of the Storage Transaction, which occurred on April 5, 2024, the Operating Partnership owns all Storage Interests in the Storage Trust. The OP Units offered in connection with the Storage Transaction were offered by the Operating Partnership pursuant to a private offering exempt from registration under the Securities Act.

In connection with the Storage Transaction, on February 13, 2024, the Operating Partnership, we, and the Dealer Manager, entered into a dealer manager agreement (the “DST Dealer Manager Agreement”) under which the OP Units were sold through the Dealer Manager to the investors electing to receive OP Units. Under the DST Dealer Manager Agreement, the Operating Partnership will pay the Dealer Manager (a) a distribution fee with respect to outstanding Class T units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV (as determined in accordance with our valuation guidelines) of such outstanding Class T units, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of the outstanding Class T units; provided, however, with respect to Class T units sold through certain selected broker-dealers and registered investment advisors engaged by the Dealer Manager (collectively, “Transaction Offering Participants”), the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees may not exceed 0.85% per annum of the aggregate NAV of such Class T units; (b) a distribution fee with respect to outstanding Class S Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Class S units; and (c) a distribution fee with respect to outstanding Class D units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Class D units. The Operating Partnership will not pay a distribution fee with respect to Class I units sold pursuant to the DST Dealer Manager Agreement. During the year ended December 31, 2024, the Operating Partnership paid $609 of distribution fees pursuant to this agreement.

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

In connection with the Storage Transaction, on February 13, 2024, the Operating Partnership entered into a purchase obligation agreement (the “Storage Purchase Obligation Agreement”) with the Storage Trust, the Storage Trustee, the AL DST and the GA DST, and IPC, as a joinder party. Pursuant to the terms of the Storage Purchase Obligation Agreement, in the event an Storage Investor did not elect to receive cash or OP Units in exchange for its Storage Interests as described above, the Operating Partnership agreed to pay the Storage Trust the amount needed to purchase all Storage Interests held by such Storage Investor and the Storage Trustee agreed to cause the Storage Trust to use such funds to redeem all Storage Interests held by such Storage Investor. The Storage Trustee agreed to support the transactions contemplated by the Storage Purchase Obligation and to cooperate with the Operating Partnership in connection therewith. The Storage Trustee agreed to not solicit any competing offers for the Storage Interests, but in the event the Storage Trust would have received a superior offer to purchase the Storage Interests which the Storage Trustee then accepted, the Storage Trustee agreed to pay the Operating Partnership a break-up fee in the amount of $0.5 million.

The Storage Purchase Obligation Agreement contained standard indemnification terms for real estate transactions and standard representations, warranties and covenants regarding the Storage Properties and the Sub-DSTs. The representations and warranties within the Storage Purchase Obligation Agreement survived the Storage Closing Date (as defined below) for a period of 180 days, ending October 4, 2024. The Storage Purchase Obligation Agreement also contained standard conditions to closing for real estate transactions, including that the lender of the loans encumbering the Storage Properties consents to the Operating Partnership’s assumption of such loans and that the master leases for the Storage Properties between the AL DST and the GA DST, respectively, and affiliates of IPC be terminated effective as of the Storage Closing Date. The Operating Partnership had the right to terminate the Storage Purchase Obligation Agreement by written notice at any time prior to the Storage Closing Date.

In connection with the closing of the Storage Transaction, (1) the Operating Partnership assumed the two loans encumbering the Storage Properties with an aggregate balance of approximately $17.6 million and (2) the Storage Trust terminated its existing property management agreements with respect to the Storage Properties and paid the requisite disposition fees to the existing property manager.

As mentioned above, the Operating Partnership offered OP Units to the Storage Investors in exchange for their Storage Interests. On February 13, 2024, we, the Special Limited Partner, and the limited partners of the Operating Partnership amended the agreement of limited partnership of the Operating Partnership to provide that OP Units received by investors in connection with an acquisition of beneficial interests of a DST sponsored by IPC will automatically convert into a number of Class I units equal to the Class T Conversion Rate, Class S Conversion Rate or Class D Conversion rate (as applicable) (as each such term is defined in the limited partnership of the Operating Partnership) at the end of the month in which the Dealer Manager and/or we, in conjunction with the Operating Partnership’s transfer agent, determines that the distribution fees paid with respect to such OP Units would equal or exceed, in the aggregate, 8.75% (or a lower a limit agreed upon in the applicable selling agreement between the Dealer Manager and the participating broker-dealer that sold such OP Units) of the value of the limited partner’s OP Units received by the limited partner at the closing of the transaction, as recorded on the Operating Partnership’s books and records. The limited partnership of the Operating Partnership also provides that if such OP Units have not converted into Class I units, such OP Units will automatically and without any action on the part of the holder thereof convert into a number of Class I units with an equivalent NAV as such Operating Partnership on the earliest of (i) a listing of Class I shares , (ii) our merger or consolidation with or into another entity in which we are not the surviving entity or (iii) the sale or other disposition of all or substantially all of our assets.

We and the Operating Partnership offered to those Storage Investors that elect to receive OP Units the opportunity to enter into a tax protection agreement (a “Storage Tax Protection Agreement”). The Storage Tax Protection Agreement provides that: (a) during the five-year period starting on the closing of the Storage Transaction, the Operating Partnership will not dispose of the Storage Properties in a taxable transaction, other than in certain enumerated situations and will indemnify the Storage Investors that receive OP Units for taxes arising to them in the event of a breach of such agreement by the Operating Partnership; and (b) during the 10-year period starting on the closing of the Storage Transaction, the Operating Partnership will provide OP Unit holders with opportunities to ensure that they are allocated sufficient liabilities (including, as applicable, through a guarantee by such holders of indebtedness of the Operating Partnership) to prevent gain from being recognized to them as a result of any deemed distributions that would otherwise arise from a decrease in such OP Unit holder’s share of liabilities of the Operating Partnership.

On April 5, 2024 (the “Storage Closing Date”), the Operating Partnership acquired the Storage V Properties for a total purchase price of $43.8 million (paid in cash and Class T and Class I OP Units), including $17.6 million of assumed loans and corresponding swaps with First Merchants Bank. The purchase price was determined based on appraisal performed by an independent third party appraiser. On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28 million, which was used to repay the assumed loans and settle the corresponding swaps with First Merchants Bank.

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

In connection with the DST Program, IPC, the General Partner and the Operating Partnership entered into a letter agreement (the “IPC Indemnification Agreement”) on June 27, 2024 pursuant to which parties provide mutual indemnification obligations with respect to the private placements sponsored by IPC. Under the IPC Indemnification Agreement, the General Partner and the Operating Partnership have agreed to indemnify IPC, its officer and directors, and each person, if any, who controls IPC within the meaning of the Securities Act, against any and all Loss (as defined in the IPC Indemnification Agreement) caused by or based on: (i) any untrue statement or alleged untrue statement of a material fact relating to the General Partner or the Operating Partnership which was furnished or approved by the General Partner or the Operating Partnership specifically for inclusion in, and actually contained in the offering materials related to the private placements but specifically excluding any tax consequences related to the OP Units (collectively, the “General Partner Information”) and (ii) the omission or alleged omission therefrom of a material fact regarding the General Partner or the Operating Partnership required to be stated in the General Partner Information (excluding any tax consequences related to the OP Units) or necessary to make the statements in the General Partner Information, in light of the circumstances under which they were made, not misleading.

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
Ella S. Neyland
Michael W. Reid
Daniel Rigby

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services and audit-related services rendered by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2024 and 2023, together with fees for audit-related services and tax services rendered by PwC ($ in thousands).

	2024	2023
Audit fees(1)	$517	$553
Audit-related fees	—	—
Tax fees(2)	90	168
All other fees	—	—
Total	$607	$721
____________
(1)
Audit fees consist of fees incurred for the audit of our financial statements for year ended December 31, 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, for the audit of our balance sheet as of June 12, 2023 and the review of our financial statements included in our quarterly reports on Form 10-Q, fees relating to the audits of the financial statements of the Operating Partnership for the years ended December 31, 2024 and 2023, as well as fees relating to registration statements.
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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:
(1)
Financial Statements:

The financial statements of the Company are contained herein on pages 109 - 122 of this Annual Report on Form 10-K.

The consolidated financial statements of the Operating Partnership are contained herein on pages 125 - 154 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable to the Company or the Operating Partnership, and therefore have been omitted.

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

1.2	Form of Participating Broker-Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed June 16, 2023)

1.3	Form of Selected RIA Agreement (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed June 16, 2023)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (File. No. 333-272750) filed September 22, 2023)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.1	Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.2	Share Repurchase Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

4.3	Net Asset Value Calculation and Valuation Guidelines (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed March 20, 2024)

10.1

Advisory Agreement dated August 24, 2023, by and among IPC Alternative Real Estate Income Trust, Inc., IPC Alternative Real Estate Operating Partnership, LP and IPC Alternative Real Estate Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

10.2

Third Amended and Restated IPC Alternative Real Estate Operating Partnership, LP Partnership Agreement dated June 27, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2024)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed June 16, 2023)

10.4

Trademark License Agreement, dated June 12, 2023, by and between IPC Alternative Real Estate Income Trust, Inc. and The Inland Real Estate Group, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed June 16, 2023)

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

10.13	Form of Property Management Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

10.14	Form of Placement Agent Agreement for DST Program (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2024)

10.15	Form of Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2024)

10.16	Form of Tax Protection Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2024)

10.17

Indemnification Agreement by and between Inland Private Capital Corporation, the Company and IPC Alternative Real Estate Operating Partnership, LP, dated June 27, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2024)

10.18

Modification to Loan Documents Agreement, dated November 26, 2024, by and between IPC Alternative Real Estate Operating Partnership, LP and Inland Private Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2024)

19.1*	IPC Alternative Real Estate Income Trust, Inc. Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Inline XBRL Taxonomy Extension Schema Document

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Alternative Real Estate Income Trust, Inc.

By:	/s/ Keith D. Lampi
Name:	Keith D. Lampi
Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	March 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jerry Kyriazis	Chief Financial Officer	March 19, 2025
Name:	Jerry Kyriazis	(principal financial officer and principal accounting officer)

By:	/s/ Ella S. Neyland	Independent Director	March 19, 2025
Name:	Ella S. Neyland

By:	/s/ Michael W. Reid	Independent Director	March 19, 2025
Name:	Michael W. Reid

By:	/s/ Daniel Rigby	Independent Director	March 19, 2025
Name:	Daniel Rigby

By:	/s/ Anthony Chereso	Director	March 19, 2025
Name:	Anthony Chereso

INDEX TO FINANCIAL STATEMENTS

Page

IPC Alternative Real Estate Income Trust, Inc.

Report of Independent Registered Public Accounting Firm	108

Financial Statements:

Balance Sheets as of December 31, 2024 and 2023	109

Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	110

Statements of Equity for the year ended December 31, 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	111

Statements of Cash Flows for the year ended December 31, 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	112

Notes to Financial Statements	113

IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP)

Report of Independent Registered Public Accounting Firm	124

Financial Statements:

Consolidated Balance Sheets as of December 31, 2024 and 2023	125

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	126

Consolidated Statements of Partners’ Capital for the years ended December 31, 2024, 2023 and 2022	127

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	128

Notes to Consolidated Financial Statements	130

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of IPC Alternative Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IPC Alternative Real Estate Income Trust, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, of equity, and of cash flows for the year ended December 31, 2024 and the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and the period from June 12, 2023 (date of initial capitalization) through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

March 19, 2025

We have served as the Company’s auditor since 2023.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Assets:
Investment in Operating Partnership	$4,678	$2,651
Distributions receivable from Operating Partnership	19	10
Receivable from Operating Partnership	32	—
Total assets	$4,729	$2,661

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$19	$10
Due to related party	32	—
Total liabilities	51	10

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 21,175 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 2,266 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 190,266 and 108,569 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	1
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	5,242	2,722
Accumulated deficit	(464)	(29)
Accumulated other comprehensive loss	(102)	(43)
Total equity	4,678	2,651
Total liabilities and equity	$4,729	$2,661

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

	For the year ended December 31, 2024	For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(287)	$(16)
Net loss	$(287)	$(16)

Net loss per common share, basic and diluted (1)	$(2.11)	$(0.70)

Weighted average number of common shares outstanding, basic and diluted (1)	136,210	23,215

Comprehensive income (loss):
Net loss	$(287)	$(16)
Comprehensive loss from Operating Partnership	(59)	(43)
Comprehensive loss	$(346)	$(59)

(1) The information for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023 has been retroactively restated to reflect the stock split effected in the form of a stock dividend. See Note 4 for further information.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Dollar amounts in thousands)

	Par value
	Preferred Stock	Common Stock(1)	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I(1)	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 12, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	1	—	2,699	—	—	2,700
Common stock distributions declared	—	—	—	—	—	—	—	—	(13)	—	(13)
Equity-based compensation	—	—	—	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	—	—	(16)	—	(16)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	—	(43)	(43)
Balance at December 31, 2023	$—	$—	$—	$—	$—	$1	$—	$2,722	$(29)	$(43)	$2,651
Proceeds from issuance of common stock	—	—	—	—	—	1	—	2,420	—	—	2,421
Offering costs	—	—	—	—	—	—	—	(51)	—	—	(51)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	8	—	—	8
Common stock distributions declared	—	—	—	—	—	—	—	—	(148)	—	(148)
Equity-based compensation	—	—	—	—	—	—	—	143	—	—	143
Net loss	—	—	—	—	—	—	—	—	(287)	—	(287)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	—	(59)	(59)
Balance at December 31, 2024	$—	$—	$—	$—	$—	$2	$—	$5,242	$(464)	$(102)	$4,678

(1) Refer to Note 4 regarding the conversion of common stock and stock split effected in the form of a stock dividend for Class I shares.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the year ended December 31, 2024	For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023
Cash flows from operating activities:
Net loss	$(287)	$(16)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	287	16
Net cash flows provided by operating activities	—	—

Cash flows from investing activities:
Investment in Operating Partnership	(2,412)	(2,700)
Distributions from investment in Operating Partnership	139	3
Due from Operating Partnership	1	—
Net cash flows used in investing activities	(2,272)	(2,697)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,404	2,700
Proceeds from distribution reinvestment plan	8	—
Payment of offering costs	(1)
Distributions paid to common stockholders	(139)	(3)
Net cash flows provided by financing activities	2,272	2,697

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, at beginning of the period	—	—
Cash and cash equivalents, at end of the period	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$19	$10

Equity-based compensation - Restricted stock issued and investment in Operating Partnership	$143	$23

Accrued distribution fee due to related party	$32	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

NOTE 1 – ORGANIZATION

IPC Alternative Real Estate Income Trust, Inc. (the “Company”) was incorporated on June 12, 2023 as a Maryland corporation and intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company was originally formed on June 17, 2021 as a Delaware limited liability company named Inland Private Capital Alternative Assets Fund, LLC and converted to a Maryland corporation on June 12, 2023. The Company is the sole general partner of IPC Alternative Real Estate Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) (originally formed under the name IPC Alternative Assets Operating Partnership, LP). The Company has no employees.

The Company is externally managed by IPC Alternative Real Estate Advisor, LLC (the “Advisor”), a Delaware limited liability company, an affiliate of Inland Real Estate Investment Corporation, a Delaware corporation (“IREIC”), pursuant to an advisory agreement dated August 24, 2023 among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”). Prior to the effective date of the Advisory Agreement, the Company had been externally managed pursuant to a Business Management Agreement (the “Business Management Agreement”) assigned to IPC Alternative Real Estate Advisor, LLC by IPC Alternative Assets Business Manager, LLC, an affiliate of Inland Private Capital Corporation, a Delaware corporation (“IPC”), effective as of October 1, 2022. There were no updates to the terms of the Business Management Agreement as a result of the assignment. On August 24, 2023, the Business Management Agreement was terminated and replaced by the Advisory Agreement, which is effective from August 1, 2023.

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

As of December 31, 2024, the Company holds 21,175 Class T OP Units, 2,266 Class D OP Units and 190,266 Class I OP Units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

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

Income Taxes

The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 2024. Until that time, the Company will be subject to taxation at regular corporate rates under the Internal Revenue Code. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain statutory relief provisions, the Company will be subject to tax as a “C corporation.” Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes. Any taxable REIT subsidiaries generally will be subject to federal income tax applicable to “C corporations.”

The Company had no uncertain tax positions as of December 31, 2024 or 2023. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2024. The Company had no interest or penalties relating to income taxes recognized on the statements of operations and comprehensive loss for the year ended December 31, 2024 or for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023. As of December 31, 2024, returns for the calendar year 2023 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that are currently required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption was permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption did not have any impact on the Company’s financial statements.

Accounting Pronouncements Recently Issued but Not Yet Effective

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s financial statements.

NOTE 3 – INVESTMENT IN OPERATING PARTNERSHIP

During the year ended December 31, 2024, the Company contributed $2,555, which includes $143 for the issuance of Class I OP Units corresponding to the restricted share grants, to the Operating Partnership and received 21,175 Class T OP Units, 2,266 Class D OP Units and 81,698 Class I OP Units. During the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, the Company contributed $2,723, which includes $23 for the issuance of Class I OP Units corresponding to the restricted share grants, to the Operating Partnership and received 108,569 Class I OP Units. In determining whether the Company has a controlling financial interest in the Operating Partnership, the Company considered whether the Operating Partnership is a variable interest entity and whether the Company is the primary beneficiary. Even though the Company has the power to direct the most significant activities impacting the economic performance of the Operating Partnership, the Company lacks the obligation to absorb losses or the right to receive benefits of the Operating Partnership that could potentially be significant to the Operating Partnership. As such, the Company’s investment in the Operating Partnership is accounted for using the equity method of accounting. Management evaluates reconsideration events as they occur. Reconsideration events include, among other criteria, changes in the capital balances of the Operating Partnership.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

As of December 31, 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet (unaudited), four self-storage properties totaling 250,755 square feet (unaudited) and one student housing property with 406 student housing beds (unaudited). The properties owned as of December 31, 2024 are located in 12 states. As of December 31, 2023, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet (unaudited) and one student housing property with 406 student housing beds (unaudited). The properties owned as of December 31, 2023 are located in 10 states. The Operating Partnership has no employees.

The Company’s investment in the Operating Partnership as of December 31, 2024 was as follows:

		Carrying Amount
	Ownership Percentage (1)	December 31, 2024 (2)
Class T OP Units	0.4%	$469
Class D OP Units	0.0%	50
Class I OP Units	3.3%	4,159
Total	3.7%	$4,678
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of December 31, 2024, the Operating Partnership had issued Class A OP Units, Class T OP Units, Class D OP Units and Class I OP Units, and 82.9% of the Class T OP Units, 100% of the Class D OP Units and 67.5% of the Class I OP Units were held by the Company.
(2)
Excludes $98 of basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The accretion of the basis difference was $5 for the year ended December 31, 2024 and is included within loss from equity method investment in Operating Partnership in the accompanying statements of operations and comprehensive loss.

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

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the year ended December 31, 2024 and from August 21, 2023, which is the date of the Company’s initial contribution to the Operating Partnership, through December 31, 2023 was as follows:

	Year Ended December 31, 2024	Period Ended December 31, 2023
IPC Alternative Real Estate Operating Partnership, LP	$(287)	(16)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

The following table provides the summarized balance sheet of the Operating Partnership as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Total assets	$452,955	$431,796
Total liabilities	$320,238	$276,429
Total partners’ capital	$132,717	$155,367

The following table provides the summarized income statement of the Operating Partnership for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Total revenues	$33,650	$30,021
Net loss	$(11,711)	$(7,324)

NOTE 4 – EQUITY

As of December 31, 2024, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

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

The Company is not offering Class A shares in the Offering, and the Company had no Class A shares outstanding as of December 31, 2024. However, pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Operating Partnership to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

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

There were $8 of distributions reinvested through the DRP during the year ended December 31, 2024. There were no distributions reinvested through the DRP during the period June 12, 2023 (date of initial capitalization) through December 31, 2023.

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

There were no repurchases through the SRP during the year ended December 31, 2024. There were no repurchases through the SRP during the period June 12, 2023 (date of initial capitalization) through December 31, 2023.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock:

For the year ended December 31, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	108,569	—
Issuance of shares	—	21,154	—	2,266	75,639	—
Distribution reinvestment	—	21	—	—	336	—
Issuance of restricted shares (Note 7)	—	—	—	—	5,722	—
Ending balance	—	21,175	—	2,266	190,266	—

For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	Preferred Stock	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	—	—	—
Issuance of shares	—	200	—	—	—	99,634	—
Conversion of shares	—	(200)	—	—	—	200	—
Stock split	—	—	—	—	—	7,800	—
Issuance of restricted shares (Note 7)	—	—	—	—	—	935	—
Ending balance	—	—	—	—	—	108,569	—

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the year ended December 31, 2024. The gross distribution was reduced each month for Class T shares and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 6 - Transactions with Related Parties” below. As of December 31, 2024, the Company had not issued any shares of Class S common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares
Aggregate gross distributions declared per share	$0.7080	$0.0885	$1.0620
Distribution fee per share	0.1388	0.0051	N/A
Net distributions declared per share	$0.5692	$0.0834	$1.0620

The table below presents the aggregate distributions declared per share for each applicable class of common stock during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023. As of December 31, 2023, the Company had not issued any shares of Class D, Class S or Class T common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

Class I Shares
Aggregate distributions declared per share	$0.4425

For federal income tax purposes, REIT distributions may consist of ordinary dividend income, qualified dividend income, non-taxable return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary income or, if so declared by the Company, qualified dividend income or capital gains dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain divided and reduce the recipient’s tax basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s tax basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient’s tax basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain.

The following table outlines the tax character of distributions on shares of the Company’s common stock paid in 2024 as a percentage of total distribution:

2024
Ordinary income	—
Capital gain	—
Return of capital	100%

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for both the year ended December 31, 2024 and the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, no additional shares related to restricted shares were included in the computation of Diluted EPS.

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

As of December 31, 2024 and 2023, $32 and $0 of distribution fees payable to the Dealer Manager and the corresponding receivable from the Operating Partnership have been reflected as due to related party and receivable from Operating Partnership, respectively, on the accompanying balance sheets.

Related Party Share Ownership

As of both December 31, 2024 and 2023, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of December 31, 2024.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025

Under the DCP, restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. The total fair value at the vesting date for restricted shares that vested during the year ended December 31, 2024 was $22. There were no restricted shares that vested during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at June 12, 2023	—
Granted (at grant date fair value of $24.89 per share)	935
Vested	—
Outstanding at December 31, 2023	935
Granted (at weighted average grant date fair value of $24.94 per share)	5,722
Vested	(935)
Outstanding at December 31, 2024	5,722

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2024 and 2023, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Share Issuances

Subsequent to December 31, 2024, the Company issued and sold in the Offering (i) 20,068 shares of Class T common stock, 2,881 shares of Class D common stock and 24,396 shares of Class I common stock in the primary offering for total proceeds of $1,163 and (ii) 74 shares of Class T common stock, 43 shares of Class D common stock and 332 shares of Class I common stock pursuant to the DRP for a total value of $11.

Distributions

On January 30, 2025, the Company announced that the board of directors authorized a distribution to stockholders of record as of January 31, 2025, that the Company paid on or about February 5, 2025, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0175	$0.0867
Class D Common Stock	$0.1042	$0.0052	$0.0990
Class I Common Stock	$0.1042	N/A	$0.1042

On February 27, 2025, the Company announced that the board of directors authorized a distribution to stockholders of record as of February 28, 2025, that the Company paid on or about March 5, 2025, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0158	$0.0884
Class D Common Stock	$0.1042	$0.0047	$0.0995
Class I Common Stock	$0.1042	N/A	$0.1042

Financial Statements of the Operating Partnership

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than Operating Partnership units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included audited consolidated financial statements of the Operating Partnership as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022, as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

Report of Independent Registered Public Accounting Firm

To the General Partner and unitholders of IPC Alternative Real Estate Operating Partnership, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of partners’ capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 19, 2025

We have served as the Company’s auditor since 2022.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Assets:
Investment properties held and used:
Land	$56,953	$47,068
Building and other improvements	381,450	349,665
Total	438,403	396,733
Less: accumulated depreciation	(41,542)	(27,857)
Net investment properties held and used	396,861	368,876
Cash and cash equivalents	7,825	6,695
Restricted cash	349	270
Accounts and rent receivable	5,030	4,098
Acquired lease intangible assets, net	30,394	34,318
Finance lease right-of-use asset, net	2,047	2,101
Operating lease right-of-use assets, net	3,371	3,409
Due from related parties (Note 10)	—	166
Other assets	7,078	11,863
Total assets	$452,955	$431,796

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$269,859	$235,437
Credit facility payable (Note 10)	10,000	—
Accounts payable and accrued expenses	2,543	2,907
Finance lease liability	2,850	2,812
Operating lease liability	1,746	1,731
Distributions payable	510	518
Redemptions payable	1,665	205
Acquired lease intangible liabilities, net	29,029	30,742
Due to related parties (Note 10)	251	337
Other liabilities	1,785	1,740
Total liabilities	320,238	276,429

Commitments and contingencies (Note 9)

Partners’ Capital:
General Partner	—	—
Limited Partners	126,805	146,709
Accumulated other comprehensive income	5,912	8,658
Total partners’ capital	132,717	155,367
Total liabilities and partners’ capital	$452,955	$431,796

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Revenues:
Rental revenue	$33,406	$29,913	$25,356
Other property revenue	244	108	17
Total revenues	33,650	30,021	25,373

Expenses:
Property operating expenses	5,112	3,724	2,038
Real estate tax expense	1,485	1,380	896
General and administrative expenses	4,419	2,286	722
Advisor management fee (Note 10)	759	900	930
Depreciation and amortization	19,219	17,516	15,540
Total expenses	30,994	25,806	20,126

Other Income (Expense):
Interest expense	(14,577)	(11,577)	(8,552)
Interest and other income	210	38	327
Net loss	$(11,711)	$(7,324)	$(2,978)

Comprehensive income (loss):
Net loss	$(11,711)	$(7,324)	$(2,978)
Unrealized gain on derivatives	3,620	2,199	13,137
Reclassification adjustment for amounts included in net loss	(6,366)	(6,601)	(1,123)
Comprehensive (loss) income	$(14,457)	$(11,726)	$9,036
See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Dollar amounts in thousands)

For the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Partners’ Capital	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2021	$—	$180,964	$1,046	$182,010
Distributions	—	(12,131)	—	(12,131)
Unrealized gain on derivatives	—	—	13,137	13,137
Reclassification adjustment for amounts included in net loss	—	—	(1,123)	(1,123)
Net loss	—	(2,978)	—	(2,978)
Balance at December 31, 2022	$—	$165,855	$13,060	$178,915
Contributions	—	2,710	—	2,710
Redemptions of Class A OP Units	—	(1,623)	—	(1,623)
Distributions	—	(9,097)	—	(9,097)
Equity-based compensation	—	6	—	6
Offering costs	—	(3,818)	—	(3,818)
Unrealized gain on derivatives	—	—	2,199	2,199
Reclassification adjustment for amounts included in net loss	—	—	(6,601)	(6,601)
Net loss	—	(7,324)	—	(7,324)
Balance at December 31, 2023	$—	$146,709	$8,658	$155,367
Contributions	—	4,815	—	4,815
Redemptions of Class A OP Units	—	(6,242)	—	(6,242)
Distributions	—	(6,188)	—	(6,188)
Equity-based compensation	—	102	—	102
Offering costs	—	(680)	—	(680)
Unrealized gain on derivatives	—	—	3,620	3,620
Reclassification adjustment for amounts included in net loss	—	—	(6,366)	(6,366)
Net loss	—	(11,711)	—	(11,711)
Balance at December 31, 2024	$—	$126,805	$5,912	$132,717

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net loss	$(11,711)	$(7,324)	$(2,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,219	17,516	15,540
Amortization of debt issuance costs and premium/discount	1,708	1,665	1,341
Amortization of acquired above- and below-market leases, net	(1,389)	(1,389)	(1,389)
Amortization of equity-based compensation	102	6	—
Amortization of finance lease right-of-use asset	54	55	58
Amortization of operating lease right-of-use assets	38	39	39
Realized gain on termination of interest rate swaps	(185)	—	—
Straight-line income	(964)	(1,293)	(1,674)
Changes in assets and liabilities:
Accounts and rent receivable	32	104	(179)
Due from related parties	166	(166)	1,110
Other assets	(157)	(388)	44
Accounts payable and accrued expenses	(405)	569	(71)
Due to related parties	(122)	(280)	(414)
Operating lease liability	15	18	20
Other liabilities	2,088	1,219	(358)
Net cash flows provided by operating activities	8,489	10,351	11,089

Cash flows from investing activities:
Cash used to purchase investment properties	(22,642)	—	(15,709)
Related party loan receivable	—	—	20,000
Capital expenditures and tenant improvements	(718)	(1,007)	(492)
Other investing activities	25	(45)	—
Net cash flows (used in) provided by investing activities	(23,335)	(1,052)	3,799

Cash flows from financing activities:
Contributions	2,412	2,710	—
Proceeds from mortgage loans	34,122	—	—
Payment of mortgage loans	(17,735)	(262)	—
Proceeds from credit facility	19,000	—	—
Payment of credit facility	(9,000)	—	—
Redemptions of Class A OP Units	(4,782)	(1,418)	—
Payment of offering costs	(644)	(3,467)	(172)
Distributions paid	(6,196)	(9,590)	(12,131)
Cash paid for interest rate caps	—	(965)	(1,650)
Acquired interest rate swaps	(1,004)	—	—
Early termination of interest rate swaps	1,189	—	—
Payment of debt issuance costs	(1,307)	—	(236)
Net cash flows provided by (used in) financing activities	16,055	(12,992)	(14,189)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,209	(3,693)	699
Cash, cash equivalents and restricted cash, at beginning of the period	6,965	10,658	9,959
Cash, cash equivalents and restricted cash, at end of the period	$8,174	$6,965	$10,658

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollar amounts in thousands)

For the years ended December 31, 2024, 2023 and 2022

Supplemental disclosure of cash flow information:	2024	2023	2022

Cash paid for interest	$10,816	$8,931	$6,754

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$510	$518	$1,011

Redemptions payable	$1,665	$205	$—

Accrued capital expenditures	$62	$—	$—

Issuance of Class I OP Units for restricted share grants (Note 11)	$143	$—	$—

In conjunction with the purchase of investment properties, the Operating Partnership acquired assets and assumed liabilities as follows:
Land	$9,885	$—	$4,914
Building and improvements	31,006	—	32,217
Acquired in-place lease intangibles	1,934	—	1,311
Assumed mortgage loans	(17,634)	—	(22,000)
Discount on assumed mortgage loan	—	—	669
Other assumed liabilities, net	(145)	—	(1,402)
Total consideration to purchase investment properties	25,046	—	15,709
Issuance of Class I OP Units as consideration for the acquisition of real estate	(2,294)	—	—
Issuance of Class T OP Units as consideration for the acquisition of real estate	(110)	—	—
Cash used to purchase investment properties	$22,642	$—	$15,709

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 1 – ORGANIZATION

IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”), a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. As of December 31, 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet (unaudited), four self-storage properties totaling 250,755 square feet (unaudited) and one student housing property with 406 student housing beds (unaudited). The properties are located in 12 states. The Operating Partnership has no employees.

The Operating Partnership is externally managed by IPC Alternative Real Estate Advisor, LLC, a Delaware limited liability company, an affiliate of Inland Real Estate Investment Corporation, a Delaware corporation (“IREIC”), pursuant to an advisory agreement dated August 24, 2023 among the Operating Partnership, the General Partner and IPC Alternative Real Estate Advisor, LLC (the “Advisory Agreement”). Prior to the effective date of the Advisory Agreement, the Operating Partnership had been externally managed pursuant to a Business Management Agreement (the “Business Management Agreement”) assigned to IPC Alternative Real Estate Advisor, LLC by IPC Alternative Assets Business Manager, LLC, an affiliate of Inland Private Capital Corporation, a Delaware corporation (“IPC”), effective as of October 1, 2022. There were no updates to the terms of the Business Management Agreement as a result of the assignment. On August 24, 2023, the Business Management Agreement was terminated and replaced by the Advisory Agreement. IPC Alternative Assets Business Manager, LLC, until September 30, 2022, and IPC Alternative Real Estate Advisor, LLC, effective October 1, 2022, are referred to herein as the “Advisor.”

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

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the Securities and Exchange Commission (the “SEC”). The General Partner will contribute the proceeds from the offering to the Operating Partnership. The General Partner intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2024. Until that time, the General Partner will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of December 31, 2024, the Operating Partnership had 5,809,423 Operating Partnership Units (“OP Units”) outstanding, comprised of 25,556 Class T OP Units, 2,266 Class D OP Units, 5,499,623 Class A OP Units and 281,978 Class I OP Units. The General Partner held 21,175 of the Class T OP Units, 2,266 of the Class D OP Units and 190,266 of the Class I OP Units, representing a total 3.7% interest in the Operating Partnership as of December 31, 2024. The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

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

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Information with respect to square footage and occupancy is unaudited.

Acquisitions

Upon acquisition of real estate investment properties, the total purchase price of each property that is accounted for as an asset acquisition is allocated based on the relative fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions. The acquisition date is the date on which control of the real estate investment property is obtained and transaction costs are capitalized.

Assets and liabilities acquired typically include land, building and site improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. The portion of the purchase price allocated to above-market lease values is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the term of the related lease as a reduction to rental revenue. The portion allocated to below-market lease values is included in acquired intangible liabilities, net and is amortized as an increase to rental revenue over the term of the lease including any bargain renewal periods included in the measurement. The portion of the purchase price allocated to acquired in-place lease value is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The amortization of acquired in-place lease value is included in depreciation and amortization in the consolidated statements of operations and comprehensive income (loss). Subsequent to the acquisition, if a tenant modifies its lease, the unamortized portion of identified intangibles are assessed to determine whether their useful lives need to be amended (generally accelerated).

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

Impairment of Long-Lived Assets

Carrying values of long-lived assets are assessed whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Recoverability is assessed by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows based on current market conditions, as well as intent with respect to holding or disposing of the asset. If the recoverability assessment indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized for the amount by which the carrying value exceeds the current estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and quoted market values.

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

For the years ended December 31, 2024, 2023 and 2022, there were no impairment charges.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$7,825	$6,695
Restricted cash	349	270
Total cash, cash equivalents, and restricted cash	$8,174	$6,965

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

Depreciation expense was $13,685, $12,763 and $11,354 for the years ended December 31, 2024, 2023 and 2022, respectively.

Debt Issuance Costs

Debt issuance costs are amortized as a component of interest expense. These costs are reported as a direct deduction to the Operating Partnership’s outstanding mortgage loans payable.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

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

Derivatives

The Operating Partnership uses derivative instruments, such as interest rate swaps and interest rate caps, primarily to manage exposure to interest rate risks inherent in variable rate debt. The Operating Partnership may also enter into interest rate floor contracts, futures or forward contracts and options. The Operating Partnership’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Operating Partnership making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Operating Partnership’s interest rate caps involve the receipt of variable-rate amounts from a counterparty to the extent the cap index rate exceeds the strike rate specified in the respective interest rate cap agreement.

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

(Dollar amounts in thousands)

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

The determination of who is the owner of the tenant improvements determines the nature of the leased asset. If the Operating Partnership is the owner of the tenant improvements, then the tenant improvements are capitalized and depreciated over the lesser of the life of the lease or the useful life of the tenant improvement. If the Operating Partnership concludes it is not the owner of the tenant improvements (the lessee is the owner), then the tenant improvement allowances funded by the Operating Partnership under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. The Operating Partnership considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.

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

Income Taxes

The Operating Partnership is not subject to federal income taxes as it is treated as a flow-through entity for U.S. federal income tax purposes. The allocable share of the Operating Partnership’s income and loss is reported on the Operating Partnership’s partners’ respective tax returns. Further, the Operating Partnership holds its interest in the investment properties through LLCs or similar entities. Generally, an LLC is treated as either a partnership or a disregarded entity for U.S. federal income tax purposes. As a result, LLCs are generally not subject to federal income taxes as the respective members/partners are taxed on their allocable share of the entity’s taxable income. Therefore, no provision or liability for federal income taxes has been included in the accompanying consolidated financial statements.

The Operating Partnership may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Operating Partnership’s tenants and generally may engage in any real estate or non-real

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

estate-related business. A TRS is subject to federal, state and local corporate income tax, as applicable. The Operating Partnership will account for applicable income taxes by utilizing the asset and liability method. As such, the Operating Partnership will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Operating Partnership believes all or some portion of the deferred tax asset may not be realized. During the years ended December 31, 2023 and 2022, the Operating Partnership did not conduct any operations through a TRS.

The Operating Partnership had no uncertain tax positions as of December 31, 2024, 2023 or 2022. The Operating Partnership expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2024. The Operating Partnership had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 or 2022. As of December 31, 2024, returns for the calendar years 2021, 2022 and 2023 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that are currently required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption was permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Operating Partnership has adopted ASU 2023-07 and updated its disclosures. See Note 13 - “Segment Reporting” for further information. The adoption did not have any impact on the Operating Partnership’s financial position, results of operations, or cash flows.

Accounting Pronouncements Recently Issued but Not Yet Effective

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Operating Partnership is currently evaluating the impact of ASU 2024-03 on the Operating Partnership’s consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 3 – ACQUISITIONS

2024 Acquisitions

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage V Properties”) from an affiliate of IREIC, for a total purchase price of $43,869, including $17,634 of assumed loans (the “First Merchants Mortgage Loans”) and corresponding swaps of $1,004 from First Merchants Bank. The purchase price was determined based on appraisal performed by an independent third party appraiser. See Note 5 – “Debt and Derivative Instruments” for further information on the First Merchants Mortgage Loans.

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

The following table provides further details of the properties acquired during the year ended December 31, 2024:

Date Acquired	Property Name	Location	Property Type	Square Footage (unaudited)	Purchase Price
April 5, 2024	Druid Hills Road	Decatur, GA	Self-Storage	37,650	$5,603
April 5, 2024	Cobb Parkway	Marietta, GA	Self-Storage	59,250	8,220
April 5, 2024	Thorington Road	Montgomery, AL	Self-Storage	41,990	9,461
April 5, 2024	Vaughn Road	Montgomery, AL	Self-Storage	111,865	19,581
				250,755	$42,865

The above acquisition was accounted for as an asset acquisition. For the year ended December 31, 2024, the Operating Partnership incurred $246 of total acquisition costs, which are capitalized in the accompanying consolidated balance sheet. These costs include third party due diligence costs such as appraisals, environmental studies and legal fees.

The following table presents certain additional information regarding the Operating Partnership’s acquisition during the year ended December 31, 2024. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Year Ended December 31, 2024
Land	$9,885
Building and improvements	31,006
Acquired in place lease intangibles	1,934
Assumed mortgage loans	(17,634)
Other assumed liabilities, net	(145)
Total consideration to purchase investment properties	25,046
Issuance of Class I OP Units as consideration for the acquisition of real estate	(2,294)
Issuance of Class T OP Units as consideration for the acquisition of real estate	(110)
Cash used to purchase investment properties	$22,642

In connection with the acquisition of the Storage V Properties, the General Partner and the Operating Partnership provided to those investors that elected to receive OP Units in connection with the transaction the opportunity to enter into a tax protection agreement. Pursuant to this agreement, the General Partner and the Operating Partnership agreed as follows: (a) during the five-year period starting on April 5, 2024, the Operating Partnership will not dispose of the storage properties in a taxable transaction, other than in certain enumerated situations and will indemnify such limited partners for taxes arising to them in the event of a breach of such agreement by the Operating Partnership; and (b) during the 10-year period starting on April 5, 2024, the Operating Partnership will provide such limited partners with opportunities to ensure that they are allocated sufficient liabilities (including, as applicable, through a guarantee by such holders of indebtedness of the Operating Partnership) to prevent gain from being recognized to them as a result of any deemed distributions that would otherwise arise from a decrease in their share of liabilities of the Operating Partnership. The Operating Partnership has not recorded a liability pursuant to the agreement, as it intends to hold these properties for the long term.

2023 Acquisitions

The Operating Partnership did not acquire any properties during the year ended December 31, 2023.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

2022 Acquisitions

On December 1, 2022, the Operating Partnership acquired City Lofts on Laclede Student Housing (“University Lofts”) in St. Louis, MO, from an affiliate of the Operating Partnership, for a purchase price of $39,100, including the assumed loan of $22,000, which is the original principal amount of the loan (the “Parkway UL Mortgage Loan”), from Parkway Bank and Trust Company (“Parkway”) in connection with the acquisition. The purchase price was determined based on appraisal performed by an independent third party appraiser. See Note 5 – “Debt and Derivative Instruments” for further information on the Parkway UL Mortgage Loan.

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

The following table presents certain additional information regarding the Operating Partnership’s acquisition during the year ended December 31, 2022. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Year Ended December 31, 2022
Land	$4,914
Building and improvements	32,217
Acquired in place lease intangibles	1,311
Assumed mortgage loan	(22,000)
Discount on assumed mortgage loan	669
Other assumed liabilities, net	(1,402)
Cash used to purchase investment property	$15,709

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease value	$44,066	$42,132
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(16,876)	(11,018)
Acquired lease intangible assets, net	$30,394	$34,318
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	5,711	3,998
Acquired lease intangible liabilities, net	$(29,029)	$(30,742)

The weighted average amortization period for the acquired in-place lease intangibles of the properties acquired during the year ended December 31, 2024 was 0.5 years.

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

(Dollar amounts in thousands)

amortization period includes any renewal periods with below-market fixed rate renewals. The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

The following table summarizes the Operating Partnership’s ground lease intangibles as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(60)	(42)
Acquired below-market ground lease intangibles, net	$1,753	$1,771

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	23	17
Acquired above-market ground lease intangibles, net	$(477)	$(483)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	2024	2023	2022
Amortization recorded as amortization expense:
Acquired in-place lease value	$5,534	$4,753	$4,186
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(6)	$(6)	$(6)
Below-market ground leases, operating leases	18	18	18
Net property operating expense increase	$12	$12	$12
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$324	$324	$324
Acquired below-market leases	(1,713)	(1,713)	(1,713)
Net rental revenue increase	$(1,389)	$(1,389)	$(1,389)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2024 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2025	$3,599	$324	$(1,713)	$(6)	$18
2026	3,599	324	(1,713)	(6)	18
2027	3,599	324	(1,713)	(6)	18
2028	3,418	316	(1,713)	(6)	18
2029	3,205	302	(1,713)	(6)	18
Thereafter	10,851	533	(20,464)	(447)	1,663
Total	$28,271	$2,123	$(29,029)	$(477)	$1,753

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2024 and 2023, the Operating Partnership had the following mortgage loans payable:

	December 31, 2024		December 31, 2023
Type of Debt	Principal Amount	Interest Rate	Principal Amount	Interest Rate
CONA Mortgage Loan (maturity date September 28, 2026)
Variable rate with swap agreements	$26,500	3.03%	$26,500	3.03%
Variable rate with cap agreements	68,439	4.10%	68,439	4.10%
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate with cap agreements	61,155	3.85%	61,155	3.85%
Parkway UL Mortgage Loan (maturity date March 28, 2026)	27,759	5.80%	21,738	3.80%
Parkway Storage V Mortgage Loan (maturity date April 25, 2026)	28,000	5.80%	—
Total debt before discount and debt issuance costs including impact of interest rate swaps/caps	273,353		239,332
Less: Unamortized discount on assumed mortgage loan	(166)		(287)
Less: Unamortized debt issuance costs	(3,328)		(3,608)
Total mortgage loans payable, net	$269,859		$235,437

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 4.03% and 3.60% per annum as of December 31, 2024 and 2023, respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $273,353 and $239,332 as of December 31, 2024 and 2023, respectively, and its estimated fair value was $272,877 and $237,887 as of December 31, 2024 and 2023, respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of December 31, 2024, scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

December 31, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Total
2025	$—	$—	$—
2026	—	273,353	273,353
2027	—	—	—
2028	—	—	—
2029	—	—	—
Thereafter	—	—	—
Total	$—	$273,353	$273,353

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

(Dollar amounts in thousands)

The CONA Mortgage Loan is collateralized by all the respective real and personal property owned by the Operating Partnership under the CONA Loan Agreement.

As of December 31, 2024, the Operating Partnership had $94,939 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Advances made under the CONA Mortgage Loan accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 2.10%. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

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

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of December 31, 2024, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

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

As of December 31, 2024, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Advances made under the BMO Mortgage Loan accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of December 31, 2024, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

Parkway UL Mortgage Loan

On December 1, 2022, the Operating Partnership assumed the Parkway UL Mortgage Loan in the amount of $22,000, which was the original principal amount, from Parkway in connection with the acquisition of University Lofts. On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27,759.

As of December 31, 2024, the Operating Partnership had $27,759 outstanding under the Parkway UL Mortgage Loan. The Parkway UL Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter. The Parkway UL Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

and interest thereafter. The initial maturity date of the Parkway UL Mortgage Loan was October 26, 2024. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Pursuant to the amendment, the Parkway UL Mortgage Loan bears interest at a fixed rate equal to 5.80% per annum until March 28, 2026. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on March 28, 2026 plus 2.00%. Beginning on April 28, 2024, the Parkway UL Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due.

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

Parkway Storage V Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage V Mortgage Loan”). As of December 31, 2024, the Operating Partnership had $28,000 outstanding under the Parkway Storage V Mortgage Loan. The Parkway Storage V Mortgage Loan bears interest at a rate equal to 5.80% per annum. The Parkway Storage V Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the Parkway Storage V Mortgage Loan is April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on April 25, 2026 plus 2.00%.

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

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of December 31, 2024:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at December 31, 2024 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$1,388
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	3,301
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	26,500	242
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	1,418
CONA Mortgage Loan cap	February 9, 2023	February 1, 2023	January 2, 2025	1-month Term SOFR	2.00%	68,439	5
						$244,094	$6,354
(a)
As of December 31, 2024, the 1-month Term SOFR was 4.33%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets in the consolidated balance sheet.

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
(a)
As of December 31, 2023, the 1-month Term SOFR was 5.35%.
(b)
The fair value of interest rate swap agreements and interest rate cap agreements is included within other assets and other liabilities in the consolidated balance sheet.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2024	2023	2022
Effective portion of derivatives	$3,620	$2,199	$13,137
Reclassification adjustment for amounts included in net income or loss (effective portion)	$(6,366)	$(6,601)	$(1,123)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $14,577, $11,577 and $8,552 for the years ended December 31, 2024, 2023 and 2022, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $3,564.

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

As of December 31, 2024, there were 21,175 Class T OP Units, 2,266 Class D OP Units and 190,266 Class I OP Units issued to the General Partner. As of December 31, 2023, there were 108,569 Class I OP Units issued to the General Partner. As of both December 31, 2024 and 2023, there were no General Partner interests issued to the General Partner.

Pursuant to the Amended and Restated Limited Partnership Agreement, OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner. During the year ended December 31, 2024, certain Class A OP unitholders requested redemption of their units as shown in the tables below, all of which the General Partner accepted and agreed to redeem for cash. As of December 31, 2024, $1,665 in redemptions payable are reflected on the consolidated balance sheet.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the years ended December 31, 2024, 2023 and 2022:

Year ended December 31, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units(1)	Class D OP Units(1)	Class I OP Units(1)
Beginning balance	—	5,751,638	—	—	108,569
Issuance of units	—	—	25,556	2,266	167,687
Issuance of units for restricted share grants (Note 11)	—	—	—	—	5,722
Redemptions	—	(252,015)	—	—	—
Ending balance	—	5,499,623	25,556	2,266	281,978

Year ended December 31, 2023	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class I OP Units(2)
Beginning balance	—	373,033	—
Effect of unit split	—	5,442,926	—
Issuance of units	—	—	107,634
Issuance of units for restricted share grants (Note 11)	—	—	935
Redemptions	—	(64,321)	—
Ending balance	—	5,751,638	108,569

Year ended December 31, 2022	General Partner Interests	Limited Partner Interests
		Class A OP Units
Beginning balance	—	373,033
Ending balance	—	373,033

(1) As of December 31, 2024, 82.9% of the Class T OP Units, 100% of the Class D OP Units and 67.5% of the Class I OP Units were held by the General Partner.

(2) As of December 31, 2023, 100% of the Class I OP Units were held by the General Partner.

NOTE 7 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the years ended December 31, 2024, 2023 and 2022.

	December 31,
	2024	2023	2022
Distributions paid	$6,196	$9,590	$12,131
Distributions accrued	$6,188	$9,097	$12,131

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 8 – LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical outpatient properties, four self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical outpatient leases, as of December 31, 2024, range from 3.2 years to 13.2 years. The leases for self-storage units generally are on a month-to-month basis. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

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

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Rental revenue - fixed payments	$29,231	$25,836	$21,796
Rental revenue - variable payments (a)	2,786	2,688	2,171
Amortization of acquired above- and below-market leases, net	1,389	1,389	1,389
Rental revenue	$33,406	$29,913	$25,356
(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of December 31, 2024 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties and the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2025	$20,314
2026	20,657
2027	21,172
2028	20,316
2029	19,427
Thereafter	52,600
Total	$154,486

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Tenant	2024	2023	2022
Ironwood Physicians, P.C.	16%	18%	21%
Memorial Hermann Health System	11%	12%	14%

Geographic Concentration

As of both December 31, 2024 and 2023, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical outpatient properties.

As of December 31, 2024, Alabama and Georgia represented approximately 61% and 39%, respectively, of the Operating Partnership’s total rentable square feet of self-storage properties.

Lease Expense as a Lessee

The Operating Partnership is a lessee under three ground leases.

Phoenix Property Ground Lease

The Phoenix property ground lease, which commenced on July 7, 1993 and extends through July 6, 2092, was assumed as part of a property purchased by Arizona Healthcare DST (“Arizona DST”) on June 6, 2018. When Arizona DST assumed the lease, Arizona DST considered the lease terms and lease classification and accounted for the ground lease as an operating lease with an established lease term and payment schedule. As of June 6, 2018, Arizona DST recorded an operating lease liability of $1,516 and an operating lease right-of-use asset of $2,168 on its balance sheet. The operating lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 5.08% which the Arizona DST considered reasonable and within the range of the Arizona DST’s incremental borrowing rate. The operating lease right-of-use asset included acquired below-market ground lease intangibles of $652.

On September 2, 2021, the date of the roll-up transaction whereby the Operating Partnership acquired 30 medical outpatient properties from eight separate programs sponsored by an affiliate of the General Partner’s sponsor (the “Roll-up Transaction”), the Operating Partnership reconsidered the lease terms and lease classification and accounted for the ground lease as an operating lease with an established lease term and payment schedule. As of September 2, 2021, the Operating Partnership recorded an operating lease liability of $1,687 and an operating lease right-of-use asset of $2,395 on its consolidated balance sheet. The operating lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 4.75% which the Operating Partnership considers reasonable and within the range of the Operating Partnership’s incremental borrowing rate. The operating lease right-of-use asset included acquired below-market ground lease intangibles of $708.

The remaining lease term for the Phoenix property ground lease is 68 years as of December 31, 2024.

Jordan Valley Medical Center Ground Lease

The Jordan Valley Medical Center ground lease, which commenced on October 8, 2015 and extends through October 7, 2114 with three 15-year renewal options (which the Operating Partnership assumes will be exercised), was assumed as part of a property purchased by Healthcare Portfolio II DST (“Healthcare II DST”) on January 23, 2017. When Healthcare II DST assumed the lease, Healthcare II DST considered the lease terms and lease classification and accounted for the ground lease as an operating lease. The entire rent for the ground lease has been paid before the lease was assumed. Therefore no lease liability has been recorded in the financial statements. As of January 23, 2017, Healthcare DST II recorded an operating lease right-of-use asset of $630, which represents the acquired below-market ground lease intangibles.

On September 2, 2021, the date of the Roll-up Transaction, the Operating Partnership reconsidered the lease terms and lease classification and recorded an operating lease right-of-use asset of $1,105, which represents the acquired below-market ground lease intangibles.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The remaining lease term, including extensions, for the Jordan Valley Medical Center ground lease is 135 years as of December 31, 2024.

Saint Elizabeth Medical Center Ground Lease

The Saint Elizabeth Medical Center ground lease, which commenced on January 17, 2017 and extends through December 31, 2077 with two 15-year renewal options (which the Operating Partnership assumed will be exercised), was assumed as part of a property purchased by Healthcare Portfolio VII DST (“Healthcare VII DST”) on December 20, 2018. When Healthcare VII DST assumed the lease, Healthcare VII DST considered the lease terms and lease classification and accounted for the ground lease as a finance lease with an established lease term and payment schedule. As of December 20, 2018, Healthcare VII DST recorded a finance lease liability of $2,554 and a finance lease right-of-use asset of $2,086 on its balance sheet. The finance lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 5.21% which the Healthcare VII DST considered reasonable and within the range of the Healthcare VII DST’s incremental borrowing rate. The finance lease right-of-use asset was recorded net of the acquired above-market ground lease intangibles of $468.

On September 2, 2021, the date of the Roll-up Transaction, the Operating Partnership reconsidered the lease terms and lease classification and accounted for the ground lease as a finance lease with an established lease term and payment schedule. As of September 2, 2021, the Operating Partnership recorded a finance lease liability of $2,730 and a finance lease right-of-use asset of $2,230 on its consolidated balance sheet. The finance lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 5.06% which the Operating Partnership considers reasonable and within the range of the Operating Partnership’s incremental borrowing rate. The finance lease right-of-use asset was recorded net of the acquired above-market ground lease intangibles of $500.

The remaining lease term, including extensions, for the Saint Elizabeth Medical Center ground lease is 83 years as of December 31, 2024.

For the years ended December 31, 2024, 2023 and 2022, total rent expense was $317, $318 and $317, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive income (loss).

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Operating cash flows - operating leases	$67	$65	$61
Operating cash flows - finance leases	$105	$105	$105

For the years ended December 31, 2024, 2023 and 2022, total finance lease cost was comprised as follows:

	Year Ended December 31,
	2024	2023	2022
Amortization of finance lease right-of-use asset	$54	$56	$58
Interest on finance lease liability	143	141	139
Total finance lease cost	$197	$197	$197

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(183)	(129)
Finance lease right-of-use asset, net of amortization	$2,047	$2,101

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

Lease payments for the ground leases as of December 31, 2024 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2025	$67	$105
2026	67	105
2027	67	121
2028	70	121
2029	73	121
Thereafter	6,684	16,582
Total undiscounted lease payments	$7,028	$17,155
Less: Amount representing interest	(5,282)	(14,305)
Present value of lease liability	$1,746	$2,850

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both December 31, 2024 and 2023, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

While the Operating Partnership currently has no intent to sell any of its properties, if the Operating Partnership were to sell properties in Texas, it has the potential to trigger Texas franchise tax for the Operating Partnership. The amount of tax, if any, will depend on several factors and any future sales of Texas properties meeting the requirements of the Internal Revenue Code Section 1031 (like-kind exchanges), which are non-taxable, would result in no franchise tax being incurred. The Operating Partnership has not recorded a tax liability for Texas franchise tax as it is considered contingent upon events not currently expected to occur.

The Operating Partnership entered into tax protection agreements with certain partners that contributed property interests to the Operating Partnership. Such agreements indemnify the contributing partners from incurring any tax consequences triggered by a taxable sale of properties and expire between September 2028 and April 2029. The Operating Partnership has not recorded any tax liabilities in connection with tax protection agreements as they are considered contingent upon events that are not currently expected to occur.

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the years ended December 31, 2024, 2023 and 2022. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of December 31,
		2024	2023	2022	2024	2023
General and administrative reimbursements	(a)	$1,014	$710	$65	$56	$130
Loan costs	(b)	$6	$—	$—	$—	$—
Acquisition related costs		$25	$10	$—	$—	$10
Interest expense	(c)	$335	$—	$—	$37	$—
Offering costs	(d)	$82	$207	$53	$45	$10

Property management fees		$641	$557	$532	$15	$4
Property operating expenses		360	37	43	24	—
Construction management fees		10	58	—	10	—
Total property management related costs	(e)	$1,011	$652	$575	$49	$4

Advisor management fee	(f)	$759	$900	$930	$64	$183
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

(Dollar amounts in thousands)

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

Unpaid amounts include accrued distribution fees payable to Inland Securities Corporation (the “Dealer Manager”). In connection with the acquisition of the Storage V Properties, on February 13, 2024, the Operating Partnership, the General Partner and the Dealer Manager entered into a dealer manager agreement (the “DST Dealer Manager Agreement”) under which the OP Units were sold through the Dealer Manager to the investors electing to receive OP Units. Under the DST Dealer Manager Agreement, the Operating Partnership will pay the Dealer Manager (a) a distribution fee with respect to outstanding Class T OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV (as determined in accordance with the General Partner’s valuation guidelines) of such outstanding Class T OP Units; (b) a distribution fee with respect to outstanding Class S OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Class S OP Units; and (c) a distribution fee with respect to outstanding Class D OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Class D units. The Operating Partnership will not pay a distribution fee with respect to Class I OP Units sold pursuant to the DST Dealer Manager Agreement. The Operating Partnership will cease paying the distribution fee with respect to any Class T, Class S or Class D OP Unit held in a unitholder’s account upon the occurrence of certain events. The Operating Partnership accrues the full cost of the distribution fee as an offering cost at the time the Company sells Class T, Class S, and Class D OP Units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

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

(Dollar amounts in thousands)

Property management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheets.

(f)
Prior to August 1, 2023, the Operating Partnership paid the Advisor an annual business management fee equal to 0.25% of its “initial partnership assets”, which was payable monthly in an amount equal to 0.0208% of its initial partnership assets as of the last day of the immediately preceding month. “Initial partnership assets” means, for any period, the average of the aggregate book value of the assets of the Operating Partnership, including all intangibles and goodwill, invested, directly or indirectly, in equity interest in, and loans secured by, real estate assets, and all consolidated and unconsolidated joint ventures or other partnerships, before non-cash charges such as depreciation, amortization, impairments and bad debt reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and the Advisor entered into the Advisory Agreement, effective beginning August 1, 2023. Per the Advisory Agreement, the Operating Partnership or the General Partner will pay the Advisor a management fee equal to (i) 1.25% of aggregate net asset value (“NAV”) of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the General Partner or Class I OP Units of the Operating Partnership. The business management fee and the management fee are included within Advisor management fee in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheets.

Performance Participation Allocation

The Operating Partnership is governed by the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated June 27, 2024 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”).

On August 24, 2023 the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles the Special Limited Partner to receive an allocation of “Total Return” and “Class A Total Return.” “Total Return” is defined as distributions paid or accrued on OP Units (excluding Class A OP Units) plus the change in the NAV of such OP Units (excluding Class A OP Units), adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return. “Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. As of December 31, 2024, there was no loss carryforward. As of both December 31, 2024 and 2023, the Special Limited Partner had not accrued a performance participation allocation.

Related Party Line of Credit

On October 27, 2023, the Operating Partnership entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (the “Promissory Note, and together with the credit agreement, the “Credit Facility”) with IPC, as lender.

The Credit Facility provides for loan advances in an aggregate amount not to exceed $22,500, with an original maturity date of November 30, 2024 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default (the “Loan”). On November 26, 2024, the Operating Partnership and IPC entered into an amendment to extend the maturity date of the Credit Facility

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

to November 30, 2025. The daily balance of the Loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

As of December 31, 2024, the Operating Partnership had an outstanding balance of $10,000 on the Credit Facility. As of December 31, 2023, the Operating Partnership had not made any drawings on the Credit Facility.

Related Party Loan

On December 15, 2021, IPC borrowed $20,000 from the Operating Partnership under a promissory note agreement (the “Note”) that consisted of a revolving credit facility to borrow up to $20,000. The Note bore an interest rate of 8.00% per annum, payable monthly, in arrears, commencing on January 1, 2022 and on the first day of each month thereafter. The principal amount of the loan was payable, along with all accrued and unpaid interest, on March 14, 2022, the maturity date of the Note, at which point the loan was repaid in full. Interest income of $324 on the Note for the year ended December 31, 2022, is included within interest and other income in the consolidated statement of operations and comprehensive income (loss).

Class A OP Units held by Affiliates

As of both December 31, 2024 and December 31, 2023, 75,484 Class A OP Units, which represents 1.37% and 1.31%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

Due from Related Parties

As of December 31, 2024 and 2023, $0 and $166, respectively, of cash due from an affiliate is included in due from related parties in the consolidated balance sheets.

Acquisitions

On April 5, 2024, the Operating Partnership acquired the Storage V Properties from an affiliate of the Operating Partnership. On December 1, 2022, the Operating Partnership acquired University Lofts from an affiliate of the Operating Partnership. See Note 3 - Acquisitions for further information.

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

In connection with the DST Program, IPC, the General Partner and the Operating Partnership entered into a letter agreement (the “IPC Indemnification Agreement”) on June 27, 2024 pursuant to which parties provide mutual indemnification obligations with respect to the private placements sponsored by IPC. Under the IPC Indemnification Agreement, the General Partner and the Operating Partnership have agreed to indemnify IPC, its officer and directors, and each person, if any, who controls IPC within the meaning of the Securities Act, against any and all Loss (as defined in the IPC Indemnification Agreement) caused by or based on: (i) any untrue statement or

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

alleged untrue statement of a material fact relating to the General Partner or the Operating Partnership which was furnished or approved by the General Partner or the Operating Partnership specifically for inclusion in, and actually contained in the offering materials related to the private placements but specifically excluding any tax consequences related to the OP Units (collectively, the “General Partner Information”) and (ii) the omission or alleged omission therefrom of a material fact regarding the General Partner or the Operating Partnership required to be stated in the General Partner Information (excluding any tax consequences related to the OP Units) or necessary to make the statements in the General Partner Information, in light of the circumstances under which they were made, not misleading.

Other assets

As of December 31, 2024 and 2023, other assets includes $12 and $0, respectively, of prepaid expenses to Devon.

NOTE 11 – EQUITY-BASED COMPENSATION

As a result of the restricted share grants by the General Partner to its independent directors, the Operating Partnership issued 2,387, 3,335 and 935 Class I OP units to the General Partner on March 19, 2024, August 1, 2024 and October 2, 2023, respectively. Compensation expense associated with such units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with such units issued to the General Partner was $102 and $6 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the General Partner had $58 of unrecognized compensation expense related to such units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to such units will be recognized is 0.5 years.

NOTE 12 – FAIR VALUE MEASUREMENTS

The Operating Partnership has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies the Operating Partnership believes to be appropriate for these purposes.

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2024
Interest rate swap agreements - Other assets	$—	$4,931	$—	$4,931
Interest rate cap agreements - Other assets	$—	$1,423	$—	$1,423
December 31, 2023
Interest rate swap agreements - Other assets	$—	$6,589	$—	$6,589
Interest rate cap agreements - Other assets	$—	$4,607	$—	$4,607
Interest rate swap agreements - Other liabilities	$—	$(116)	$—	$(116)

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

NOTE 13 – SEGMENT REPORTING

As of December 31, 2024, the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. Factors used to determine the Operating Partnership’s reportable segments include the physical and economic characteristics of the properties and the related operating activities. The accounting policies of the segments are the same as those described in the summary of significant

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

accounting policies for the Operating Partnership. The chief operating decision maker (“CODM”) relies on segment net operating income to make decisions about allocating resources and assessing segment performance. Segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment. The significant segment expenses provided to the CODM are property operating expenses and the real estate tax expense, which are both disclosed in the tables below. The Operating Partnership’s CODM is the Chief Executive Officer of the General Partner.

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

The following table details the total assets by reportable segment as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Healthcare	$369,939	$388,543
Self-Storage	40,188	—
Education	34,705	36,042
Corporate and other	8,123	7,211
Total assets	$452,955	$431,796

The following table details the financial results by reportable segment for the year ended December 31, 2024:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$25,742	$2,568	$5,096	$33,406
Other property revenue	121	123	—	244
Total revenues	25,863	2,691	5,096	33,650

Expenses:
Property operating expenses	2,220	897	1,995	5,112
Real estate tax expense	881	226	378	1,485
Total expenses	3,101	1,123	2,373	6,597

Segment net operating income	$22,762	$1,568	$2,723	$27,053

Depreciation and amortization	$(14,942)	$(2,827)	$(1,450)	$(19,219)

General and administrative expenses				$(4,419)
Advisor management fee				(759)
Interest expense				(14,577)
Interest and other income				210
Net loss				$(11,711)

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

The following table details the financial results by reportable segment for the year ended December 31, 2023:

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

The following table details the financial results by reportable segment for the year ended December 31, 2022:

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Operating Partnership has evaluated events that occurred through March 19, 2025, which is the date of issuance of these financial statements, to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.