Form 10-Q
period 2025-03-31
IPC Alternative Real Estate Income Trust, Inc.
filed 2025-05-14
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

Yes ☐ No ☒

As of May 13, 2025, the registrant had the following shares of common stock outstanding: 58,125 shares of Class T common stock, 0 shares of Class S common stock, 15,249 shares of Class D common stock, 245,645 shares of Class I common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Assets:
Investment in Operating Partnership	$5,539	$4,678
Distributions receivable from Operating Partnership	27	19
Receivable from Operating Partnership	66	32
Total assets	$5,632	$4,729

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$27	$19
Due to related party	66	32
Total liabilities	93	51

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, Class T shares, $0.01 par value per share, 500,000,000 shares authorized, 41,317 and 21,175 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, Class S shares, $0.01 par value per share, 500,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, Class D shares, $0.01 par value per share, 500,000,000 shares authorized, 5,190 and 2,266 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 500,000,000 shares authorized, 214,995 and 190,266 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	6,366	5,242
Accumulated deficit	(673)	(464)
Accumulated other comprehensive loss	(156)	(102)
Total equity	5,539	4,678
Total liabilities and equity	$5,632	$4,729

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(138)	$(50)
Net loss	$(138)	$(50)

Net loss per common share, basic and diluted	$(0.60)	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	228,966	110,953

Comprehensive loss:
Net loss	$(138)	$(50)
Comprehensive (loss) income from Operating Partnership	(54)	23
Comprehensive loss	$(192)	$(27)

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the three months ended March 31, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$2	$—	$5,242	$(464)	$(102)	$4,678
Proceeds from issuance of common stock	—	—	—	—	—	—	1,163	—	—	1,163
Offering costs	—	—	—	—	—	—	(50)	—	—	(50)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	11	—	—	11
Common stock distributions declared	—	—	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	—	(138)	—	(138)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	(54)	(54)
Balance at March 31, 2025	$—	$—	$—	$—	$2	$—	$6,366	$(673)	$(156)	$5,539

	Par value
For the three months ended March 31, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	$—	$—	$—	$—	$1	$—	$2,722	$(29)	$(43)	$2,651
Proceeds from issuance of common stock	—	—	—	—	—	—	100	—	—	100
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	—	—	—
Common stock distributions declared	—	—	—	—	—	—	—	(30)	—	(30)
Equity-based compensation	—	—	—	—	—	—	60	—	—	60
Net loss	—	—	—	—	—	—	—	(50)	—	(50)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	23	23
Balance at March 31, 2024	$—	$—	$—	$—	$1	$—	$2,882	$(109)	$(20)	$2,754

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(138)	$(50)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	138	50
Net cash flows provided by operating activities	—	—

Cash flows from investing activities:
Investment in Operating Partnership	(1,159)	(100)
Distributions from investment in Operating Partnership	63	30
Due from Operating Partnership	1	—
Net cash flows used in investing activities	(1,095)	(70)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,148	100
Proceeds from distribution reinvestment plan	11	—
Payment of offering costs	(1)	—
Distributions paid to common stockholders	(63)	(30)
Net cash flows provided by financing activities	1,095	70

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, at beginning of the period	—	—
Cash and cash equivalents, at end of the period	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$27	$10

Equity-based compensation – Restricted stock issued and investment in Operating Partnership	$—	$60

Accrued distribution fee due to related party	$66	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2025

(Unaudited, dollar amounts in thousands, except share data and per share amounts)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. Balance sheet data as of December 31, 2024 was derived from the audited financial statements, but does not include all disclosures required by GAAP. Readers of this Quarterly Report should refer to the audited financial statements of IPC Alternative Real Estate Income Trust, Inc. (the “Company”) for the period ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

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

The Company is externally managed by IPC Alternative Real Estate Advisor, LLC (the “Advisor”), a Delaware limited liability company, an affiliate of Inland Real Estate Investment Corporation, a Delaware corporation (“IREIC”), pursuant to an advisory agreement dated and effective as of August 24, 2023, among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”).

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

As of March 31, 2025, the Company holds 41,317 Class T OP Units, 5,190 Class D OP Units and 214,995 Class I OP Units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 19, 2025, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025, except as noted below.

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

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that are currently required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption was permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption did not have any impact on the Company’s financial statements.

Accounting Pronouncements Recently Issued but Not Yet Effective

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s 2025 annual financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s financial statements.

NOTE 3 – Investment in OPERATING PARTNERSHIP

During the three months ended March 31, 2025, the Company contributed $1,159 to the Operating Partnership and received 20,142 Class T OP Units, 2,924 Class D OP Units and 24,728 Class I OP Units. During the three months ended March 31, 2024, the Company contributed $160, which includes $60 for the issuance of Class I OP Units corresponding to the restricted share grants by the Company to its independent directors, to the Operating Partnership and received 6,417 Class I OP Units. In determining whether the Company has a controlling financial interest in the Operating Partnership, the Company considered whether the Operating Partnership is a variable interest entity and whether the Company is the primary beneficiary. Even though the Company has the power to direct the most significant activities impacting the economic performance of the Operating Partnership, the Company lacks the obligation to absorb losses or the right to receive benefits of the Operating Partnership that could potentially be significant to the Operating Partnership. As such, the Company’s investment in the Operating Partnership is accounted for using the equity method of accounting. Management evaluates reconsideration events as they occur. Reconsideration events include, among other criteria, changes in the capital balances of the Operating Partnership.

As of both March 31, 2025 and December 31, 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of March 31, 2025 and December 31, 2024 are located in 12 states. The Operating Partnership has no employees.

The Company’s investment in the Operating Partnership as of March 31, 2025 was as follows:

		Carrying Amount
	Ownership Percentage (1)	March 31, 2025 (2)
Class T OP Units	0.7%	$896
Class D OP Units	0.1%	109
Class I OP Units	3.7%	4,534
Total	4.5%	$5,539
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of March 31, 2025, the Operating Partnership had issued Class A OP Units, Class T OP Units, Class D OP Units and Class I OP Units, and 90.4% of the Class T OP Units, 100% of the Class D OP Units and 70.1% of the Class I OP Units were held by the Company.
(2)
Excludes $(14) of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortizes/accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net accretion of the basis difference was less than $1 for the three months ended March 31, 2025, and is included within loss from equity method investment in Operating Partnership in the accompanying statements of operations and comprehensive loss.

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
(2)
Excludes $98 of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortizes/accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net accretion of the basis difference was $5 for the year ended December 31, 2024.

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
IPC Alternative Real Estate Operating Partnership, LP	$(138)	(50)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Total assets	$446,180	$452,955
Total liabilities	$319,562	$320,238
Total partners’ capital	$126,618	$132,717

The following table provides the summarized income statement of the Operating Partnership for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total revenues	$8,395	$7,278
Net loss	$(3,120)	$(2,591)

NOTE 4 – EQUITY

As of March 31, 2025, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares, 500,000,000 of which are classified as Class I shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

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

The Company is not offering Class A shares in the Offering, and the Company had no Class A shares outstanding as of March 31, 2025. However, pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Operating Partnership to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

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

There were $11 and less than $1 of distributions reinvested through the DRP during the three months ended March 31, 2025 and 2024, respectively.

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

There were no repurchases through the SRP during the three months ended March 31, 2025 and 2024.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock:

For the three months ended March 31, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	21,175	—	2,266	190,266	—
Issuance of shares	—	20,068	—	2,881	24,396	—
Distribution reinvestment	—	74	—	43	333	—
Ending balance	—	41,317	—	5,190	214,995	—

For the three months ended March 31, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	108,569	—
Issuance of shares	—	—	—	—	4,028	—
Distribution reinvestment	—	—	—	—	2	—
Issuance of restricted shares (Note 7)	—	—	—	—	2,387	—
Ending balance	—	—	—	—	114,986	—

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the three months ended March 31, 2025. The gross distribution was reduced each month for Class T shares and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see

“Note 6 - Transactions with Related Parties” below. As of March 31, 2025, the Company had not issued any shares of Class S common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares
Aggregate gross distributions declared per share	$0.3126	$0.3126	$0.3126
Distribution fee per share	0.0506	0.0150	N/A
Net distributions declared per share	$0.2620	$0.2976	$0.3126

The table below presents the aggregate distributions declared per share for each applicable class of common stock during the three months ended March 31, 2024. As of March 31, 2024, the Company had not issued any shares of Class D, Class S or Class T common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

Class I Shares
Aggregate distributions declared per share	$0.2655

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for both the three months ended March 31, 2025 and 2024, no additional shares related to restricted shares were included in the computation of Diluted EPS.

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

As of March 31, 2025 and December 31, 2024, $66 and $32 of distribution fees payable to the Dealer Manager and the corresponding receivable from the Operating Partnership have been reflected as due to related party and receivable from Operating Partnership, respectively, on the accompanying balance sheets.

Related Party Share Ownership

As of both March 31, 2025 and December 31, 2024, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of March 31, 2025.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025

Under the Company’s independent director compensation plan (the “DCP”), restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. The total fair value at the vesting date for restricted shares that vested during the three months ended March 31, 2025 was $58. There were no restricted shares that vested during the three months ended March 31, 2024.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at December 31, 2024	5,722
Granted	—
Vested	(2,387)
Outstanding at March 31, 2025	3,335

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2025 and December 31, 2024, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Share Issuances

Subsequent to March 31, 2025, the Company issued and sold in the Offering (i) 16,729 shares of Class T common stock, 10,015 shares of Class D common stock and 30,220 shares of Class I common stock in the primary offering for total proceeds of $1,378 and (ii) 79 shares of Class T common stock, 43 shares of Class D common stock and 430 shares of Class I common stock pursuant to the DRP for a total value of $13.

Distributions

On April 29, 2025, the Company announced that the board of directors authorized a distribution to stockholders of record as of April 30, 2025, that the Company paid on or about May 5, 2025, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0167	$0.0875
Class D Common Stock	$0.1042	$0.0050	$0.0992
Class I Common Stock	$0.1042	N/A	$0.1042

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of IPC Alternative Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025, and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and intend to qualify and elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. We had little or no taxable income for the taxable year ended December 31, 2024. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”).

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

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through March 31, 2025. Our entire activity from inception through March 31, 2025 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in the Offering, we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of our shares sold. As of March 31, 2025, we hold 41,317 Class T OP Units, 5,190 Class D OP Units and 214,995 Class I OP Units, representing a total 4.5% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part II Item 5 in this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

The Operating Partnership

The Operating Partnership was originally formed on June 21, 2021 as a Delaware limited partnership. As of March 31, 2025 and December 31, 2024, the Operating Partnership had total assets of $446.2 million and $453.0 million, respectively. As of both March 31, 2025 and December 31, 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of March 31, 2025 and December 31, 2024 are located in 12 states. A majority of the Operating Partnership’s medical outpatient properties are single-tenant medical outpatient properties. For the three months ended March 31, 2025, medical outpatient properties, self-storage properties and the student housing property represented 72.1%, 10.8% and 17.1%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2024, medical outpatient properties, self-storage properties and the student housing property represented 76.9%, 8.0% and 15.1%, respectively, of the Operating Partnership’s total revenues. As of March 31, 2025, medical outpatient properties, self-storage properties and the student housing property were 97.7%, 80.7% and 99.5% leased, respectively. As of December 31, 2024, medical outpatient properties, self-storage properties and the student housing property were 100%, 81.2% and 99% leased, respectively. The Operating Partnership has no employees.

The Operating Partnership acquired its 30 medical outpatient properties on September 2, 2021 through a “roll-up” transaction with eight separate programs sponsored by an affiliate of the Company’s sponsor. In exchange for the properties, the Operating Partnership issued OP Units to the Delaware statutory trusts that owned the properties, which were subsequently distributed to the investors in those trusts. The Operating Partnership acquired its sole student housing property, City Lofts on Laclede Student Housing (“University Lofts”) in St. Louis, MO, on December 1, 2022, for a purchase price of $39.1 million, including the assumed Parkway UL Mortgage Loan (as defined below) of $22 million, which was the original principal amount of the loan, in connection with the acquisition.

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage Properties”) from an affiliate of the Company, for a total purchase price of $43.8 million, including $17.6 million of assumed loans and corresponding swaps with First Merchants Bank. The Storage Properties are comprised of 2,275 storage units, including 1,810 climate-controlled units. The Storage Properties are encumbered by a loan in the aggregate principal amount of $28 million.

The Company, the Operating Partnership and our advisor, IPC Alternative Real Estate Advisor, LLC (the “Advisor”) are parties to an advisory agreement (the “Advisory Agreement”), which has been effective since August 1, 2023. Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s and Operating Partnership’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors. The Advisory Agreement provides that the Operating Partnership or the Company will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership.

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

The following discussion and analysis is based on the consolidated financial statements for the three months ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part II Item 5 in this Quarterly Report on Form 10-Q.

The Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Overview of Operating Partnership’s Portfolio

As of March 31, 2025, the Operating Partnership’s real property portfolio consisted of 35 properties totaling approximately 746,601 square feet of medical outpatient properties, 250,755 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 17 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of March 31, 2025:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.4%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.1%	56,173	7.5%	100.0%
Connecticut	2	4.8%	112,369	15.1%	100.0%
Dallas, TX	1	1.5%	16,050	2.1%	100.0%
Garden City, NY	1	2.5%	16,920	2.3%	100.0%
Greendale, IN	1	2.1%	24,722	3.3%	100.0%
Houston, TX	2	12.4%	88,450	11.8%	100.0%
Indianapolis, IN	1	2.7%	42,187	5.7%	100.0%
Oklahoma City, OK	1	3.3%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	26.2%	199,958	26.8%	100.0%
Raleigh, NC	1	1.6%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	7.1%	71,995	9.6%	75.8%
Salt Lake City MSA, UT	2	6.3%	54,758	7.3%	100.0%
Healthcare Total	30	79.0%	746,601	100.0%

Self-Storage
Decatur, GA	1	1.4%	37,650	15.0%	72.0%
Marietta, GA	1	2.0%	59,250	24.0%	82.1%
Montgomery, AL	2	6.8%	153,855	61.0%	82.3%
Self-Storage Total	4	10.2%	250,755	100.0%

Education			Beds	Percentage of Beds
St. Louis, MO	1	10.8%	406	100.0%	99.5%
Portfolio Total	35	100.0%
(1)
Based on fair value as of March 31, 2025.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of March 31, 2025.
(3)
“MSA” refers to metropolitan statistical area.

As of March 31, 2025, all of the properties listed in the table were owned in fee simple, with the exception of the following:

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

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across the Operating Partnership’s portfolio as of March 31, 2025:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Beds(1)
Healthcare	$27.65
Self-Storage	$16.30
Education	$11,838
(1)
For healthcare and self-storage properties, average effective annual base rent represents the annualized base rent per leased square foot for the three months ended March 31, 2025. For the education property, average effective annual base rent represents the annualized base rent per leased bed for the three months ended March 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

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

Lease Expirations

As of March 31, 2025, the weighted-average remaining term of the Operating Partnership’s total leased healthcare portfolio was approximately 7.0 years based on annualized base rent and 7.0 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical outpatient properties for leases in place as of March 31, 2025, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases (2)	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent ($)(1)	Percentage of Total Annualized Base Rent
2025 (remainder of the year)	—	—	—	$—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	2	58,575	8.0%	1,582	7.7%
2029	2	42,442	5.8%	1,339	6.5%
2030	2	71,851	9.9%	1,902	9.2%
2031	5	98,935	13.6%	3,192	15.4%
2032	8	252,171	34.6%	6,288	30.4%
2033	9	164,457	22.5%	5,431	26.3%
2034	—	—	—	—	—
Thereafter	3	40,772	5.6%	936	4.5%
Total	31	729,203	100.0%	$20,670	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of March 31, 2025, multiplied by 12.
(2)
None of the Operating Partnership’s medical outpatient properties have early termination provisions.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of March 31, 2025, there were three tenants that represented more than 10.0% of the Operating Partnership’s healthcare portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s healthcare portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of March 31, 2025.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$4,941	23.9%	$33.78
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.5%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,279	6.2%	35.15
Starling Physicians, P.C.	2	112,369	15.0%	1,269	6.1%	11.29
Surgical Hospital of Oklahoma(1)	1	33,500	4.5%	1,072	5.2%	31.99
Banner Health	1	29,350	3.9%	934	4.5%	31.82
Jordan Valley Medical Center LP	1	25,056	3.4%	883	4.3%	35.25
Community Hospitals of Indiana	1	42,187	5.6%	850	4.1%	20.16
NYU School of Medicine	1	16,920	2.3%	745	3.6%	44.03
Emerus Community Hospital	1	16,388	2.2%	731	3.6%	44.62
Total	20	546,850	73.2%	$15,911	77.0%	$29.10

(1) Tenant has been on cash basis since September 30, 2022.

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

As of March 31, 2025, the Operating Partnership was not actively marketing for sale any properties.

As of March 31, 2025 and December 31, 2024, the Operating Partnership had total debt outstanding of $273.4 million and $273.4 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 4.53% and 4.03% per annum, respectively. The debt consists of (i) a secured term loan in an original principal amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time, (ii) a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time, (iii) a secured term loan in the original principal amount of $22 million (the “Parkway UL Mortgage Loan”) with Parkway Bank and Trust Company (“Parkway”), and (iv) a secured term loan in an original principal amount of $28 million (the “Parkway Storage Mortgage Loan”) with Parkway. On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27.8 million. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of certain fees and expenses and certain other conditions. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The Parkway Storage Mortgage Loan matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

The Operating Partnership expects to extend or refinance the Parkway UL Mortgage Loan and the Parkway Storage Mortgage Loan prior to their maturity.

As of both March 31, 2025 and December 31, 2024, the Operating Partnership had an outstanding balance of $10 million on the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”). The Credit Facility provides for loan advances in aggregate an aggregate amount not to exceed $22.5 million. The current maturity date of the Credit Facility is November 30, 2025. The daily balance of the loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

As of March 31, 2025 and December 31, 2024, the Operating Partnership’s cash and cash equivalents balance was $7.6 million and $7.8 million, respectively.

As of March 31, 2025 and December 31, 2024, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the three months ended March 31, 2025 and March 31, 2024

$ in thousands	Three Months Ended March 31,		Change
	2025	2024	2025 vs. 2024
Net cash flows provided by operating activities	$2,437	$2,014	$423
Net cash flows used in investing activities	$(63)	$(470)	$407
Net cash flows (used in) provided by financing activities	$(2,607)	$3,509	$(6,116)

Operating activities

The increase in cash from operating activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in property operating income and lower general and administrative expenses partially offset by an increase in interest expense.

Investing activities

$ in thousands	Three Months Ended March 31,		Change
	2025	2024	2025 vs. 2024
Capital expenditures and tenant improvements	$(63)	$(363)	$300
Other investing activities	—	(107)	107
Net cash used in investing activities	$(63)	$(470)	$407

The decrease in cash used in investing activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower capital expenditures in 2025.

Financing activities

$ in thousands	Three Months Ended March 31,		Change
	2025	2024	2025 vs. 2024
Contributions	$1,159	$100	$1,059
Total net changes related to debt	—	5,535	(5,535)
Payment of offering costs	(85)	(191)	106
Redemptions of Class A OP Units	(1,962)	(381)	(1,581)
Distributions paid	(1,719)	(1,554)	(165)
Net cash (used in) provided by financing activities	$(2,607)	$3,509	$(6,116)

The decrease in cash provided by financing activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to no debt activity and higher redemptions of Class A OP Units in 2025, partially offset by an increase in contributions.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the three months ended March 31, 2025 and 2024 is as follows:

$ in thousands	Three Months Ended March 31,
	2025	2024
Distributions accrued	$1,813	$1,547
Distributions paid	$1,719	$1,554
Cash flows from operations	$2,437	$2,014

For both the three months ended March 31, 2025 and 2024, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period.

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

The following tables present the property net operating income broken out between same store and non-same store for the three months ended March 31, 2025 and 2024, prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP. A total of 30 medical outpatient properties with 32 operating leases and one student housing property that were acquired before January 1, 2024 represent “same store” in the tables below. “Non-same store,” as reflected in the tables below, consist of properties acquired after January 1, 2024. Four self-storage properties were acquired on April 5, 2024 and are included as non-same store properties.

Comparison of the three months ended March 31, 2025 and March 31, 2024

$ in thousands	Total			Same Store			Non-Same Store
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental revenue	$8,333	$7,160	$1,173	$7,491	$7,160	$331	$842	$—	$842
Other property revenue	62	118	(56)	—	118	(118)	62	—	62
Total revenues	8,395	7,278	1,117	7,491	7,278	213	904	—	904

Property operating expenses	1,225	848	377	923	848	75	302	—	302
Real estate tax expense	463	325	138	382	325	57	81	—	81
Total property operating expenses	1,688	1,173	515	1,305	1,173	132	383	—	383

Property net operating income	$6,707	$6,105	$602	$6,186	$6,105	$81	$521	$—	$521

General and administrative expenses	(1,022)	(1,146)	124
Advisor management fee	(192)	(187)	(5)
Performance participation allocation	—	(264)	264
Depreciation and amortization	(4,832)	(4,091)	(741)
Interest expense	(3,781)	(3,019)	(762)
Interest and other income	—	11	(11)
Net loss	$(3,120)	$(2,591)	$(529)

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the three months ended March 31, 2025 with the results of the same properties owned during the three months ended March 31, 2024, property net operating income increased $81, total property revenues increased $213, and total property operating expenses including real estate tax expense increased $132.

The increase in same store total property revenues is primarily due to an increase in rental income due to increased rates at our student housing property and an increase in rents at our medical outpatient properties.

The increase in same store total property operating expenses is primarily due to an increase in insurance expense and an increase in real estate tax expense.

Non-same store total property net operating income increased $521 during the three months ended March 31, 2025 as compared to 2024. The increase is a result of acquiring four self-storage properties on April 5, 2024. On a non-same store basis, total property revenues increased $904 and total property operating expenses including real estate tax expense increased $383 during the three months ended March 31, 2025 as compared to 2024 as a result of this acquisition.

General and administrative expenses. General and administrative expenses decreased $124 in 2025 compared to 2024. The decrease is primarily due to a decrease in professional fees.

Advisor management fee. Advisor management fees increased $5 in 2025 compared to 2024.

Performance participation allocation. Performance participation allocation decreased $264 in 2025 compared to 2024. The decrease is due to the Special Limited Partner earning a performance participation allocation during the three months ended March 31, 2024 with no comparable activity during the three months ended March 31, 2025.

Depreciation and amortization. Depreciation and amortization increased $741 in 2025 compared to 2024. The increase is primarily due to the acquisition of four self-storage properties.

Interest expense. Interest expense increased $762 in 2025 compared to 2024. The increase is primarily due to an increase in debt and proceeds from the Credit Facility.

Interest and other income. Interest and other income decreased $11 in 2025 compared to 2024.

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

FFO and AFFO for the three months ended March 31, 2025 and 2024 are calculated as follows:

	$ in thousands	Three Months Ended March 31,
		2025	2024
	Net loss	$(3,120)	$(2,591)
Add:	Depreciation and amortization related to investment properties	4,832	4,091
	Funds from operations (FFO)	1,712	1,500

Less:	Above- and below-market rent intangible lease amortization, net	(315)	(347)
	Straight-line income, net	(78)	(233)
Add:	Amortization of deferred financing costs	390	328
	Amortization of mortgage premium/discount	10	99
	Amortization of derivatives costs	182	411
	Adjusted funds from operations (AFFO)	$1,901	$1,758

Net Asset Value

We calculate our NAV each month in accordance with valuation guidelines approved by our board of directors. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Stockholders should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure. Please refer to Exhibit 4.3 to this Quarterly Report on Form 10-Q for further details on how our NAV is determined.

Our total NAV presented in the following tables shows the Company and the Operating Partnership on a combined basis and includes the NAV of the Company’s common stockholders, as well as partnership interests of the Operating Partnership held by parties other than us.

The following table provides a breakdown of the major components of our NAV as of March 31, 2025 (dollars and shares/units in thousands):

Components of NAV	As of March 31, 2025
Investments in real estate	$412,570
Cash and cash equivalents	7,568
Restricted cash	373
Other assets	8,676
Debt	(272,958)
Other liabilities (1)	(16,001)
Net asset value	$140,228
Total shares/units outstanding	5,820
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of March 31, 2025, we had accrued under GAAP $78 of distribution fees payable to Inland Securities Corporation (the “Dealer Manager”) related to the Class T shares and units and Class D shares and units. As of March 31, 2025, we had not sold or issued any Class S shares or units, therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of March 31, 2025 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class D Shares/Units	Class I Shares/Units	Class A Units	Total
Net asset value	$1,093	$124	$7,358	$131,653	$140,228
Number of outstanding shares/units	46	5	307	5,462	5,820
NAV per share/unit as of March 31, 2025	$23.9082	$23.9501	$23.9901	$24.1002

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the March 31, 2025 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.52%	6.31%
Self-Storage	8.17%	6.42%
Education	8.25%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.89%	1.67%	2.01%
	0.25% increase	(1.73)%	(1.93)%	(1.79)%
Exit capitalization rate (weighted average)	0.25% decrease	2.37%	2.19%	2.24%
	0.25% increase	(2.15)%	(2.33)%	(1.79)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of March 31, 2025
Equity per GAAP	$126,618
Adjustments:
Accumulated depreciation and amortization	58,264
Unrealized net real estate and debt appreciation (depreciation)	(39,974)
Straight-line rent adjustment	(4,772)
Unamortized equity-based compensation	28
Other liabilities	64
Net asset value	$140,228

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since January 1, 2024.

Record Date	Aggregate monthly gross distribution declared per share(1)
January 31, 2024	$0.0885
February 29, 2024	$0.0885
March 31, 2024	$0.0885
April 30, 2024	$0.0885
May 31, 2024	$0.0885
June 30, 2024	$0.0885
July 31, 2024	$0.0885
August 31, 2024	$0.0885
September 30, 2024	$0.0885
October 31, 2024	$0.0885
November 30, 2024	$0.0885
December 31, 2024	$0.0885
January 31, 2025	$0.1042
February 28, 2025	$0.1042
March 31, 2025	$0.1042
(1)
This also reflects net distributions declared per share of Class I common stock.

The gross distribution declared was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see “Note 6 - Transactions with Related Parties” which is included in this Quarterly Report on Form 10-Q. As of March 31, 2025, the Company had not issued any shares of Class S common stock.

The following table shows the monthly net distribution per share for shares of Class T and Class D common stock outstanding since May 1, 2024, and December 1, 2024, respectively, the first day such shares became outstanding.

Record Date	Monthly net distribution declared per share of Class T common stock	Monthly net distribution declared per share of Class D common stock
May 31, 2024	$0.0704	$—
June 30, 2024	$0.0711	$—
July 31, 2024	$0.0707	$—
August 31, 2024	$0.0711	$—
September 30, 2024	$0.0718	$—
October 31, 2024	$0.0713	$—
November 30, 2024	$0.0717	$—
December 31, 2024	$0.0711	$0.0834
January 31, 2025	$0.0867	$0.0990
February 28, 2025	$0.0884	$0.0995
March 31, 2025	$0.0869	$0.0991

Sources of Distributions to Common Stockholders

	Three months ended March 31,
	2025	2024
Distributions to Holders of Common Stock
Paid in cash	$63	$30
Total distributions	$63	$30
Cash flows from operating activities	$—	$—

During both the three months ended March 31, 2025 and 2024, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the December 31, 2024 Notes to Financial Statements which is included in our Annual Report on Form 10-K. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s March 31, 2025 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and the December 31, 2024 Notes to Financial Statements included in our Annual Report on Form 10-K. The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

Refer to Exhibit 4.3 to this Quarterly Report on Form 10-Q for further details on the assumptions and estimates used in determination of fair value of the Company’s investment in the Operating Partnership.

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2024 Notes to Financial Statements included in our Annual Report on Form 10-K. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s March 31, 2025 Notes to

Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and December 31, 2024 Notes to Financial Statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company and the Operating Partnership had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not consolidate the Operating Partnership.

Subsequent Events

For information related to subsequent events, reference is made to “Note 9 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q and Note 14 – “Subsequent Events” which is included in the Operating Partnership’s March 31, 2025 Notes to Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

As of March 31, 2025 and December 31, 2024, the Operating Partnership had outstanding debt of $273.4 million and $273.4 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 2.97% to 6.42% per annum and 2.97% to 5.80% per annum, respectively. The weighted average interest rate as of March 31, 2025 and December 31, 2024 was 4.53% and 4.03%, respectively, which includes the effect of interest rate swaps and interest rate caps. As of March 31, 2025 and December 31, 2024, the weighted average years to maturity for the mortgages was 1.4 years and 1.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$55,759	20.4%	5.80%	$55,759	20.4%	5.80%
Variable rate	41,939	15.3%	6.42%	—	—	—
Variable rate with swap agreements	114,500	41.9%	3.59%	88,000	32.2%	2.99%
Variable rate with cap agreements	61,155	22.4%	3.85%	129,594	47.4%	3.98%
Total	$273,353	100.0%		$273,353	100.0%

If interest rates on all debt which bears interest at variable rates as of March 31, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $0.4 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $0.4 million annually. For the variable rate debt with swap and cap agreements, there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on such debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

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

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s March 31, 2025 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2025, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

The following table presents information about the Offering and use of proceeds therefrom as of March 31, 2025 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Offering shares sold	41,317	—	5,190	200,338	246,845
Gross proceeds from primary offering	$1,032	$—	$125	$4,929	$6,086
Reinvestments of distributions	2	—	1	16	19
Total gross proceeds	1,034	—	126	4,945	6,105
Selling commissions and dealer manager fees	33	—	—	—	33
Other expenses	—	—	—	—	—
Total expenses	33	—	—	—	33
Net offering proceeds (1)	$1,001	$—	$126	$4,945	$6,072

(1) Excludes offering costs of $4,622 incurred by the Operating Partnership.

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

We contributed the net proceeds from the Offering to the Operating Partnership and received OP Units that correspond to the classes of the shares sold. The Operating Partnership primarily used the proceeds for general corporate expenses and redemptions.

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

During both the three months ended March 31, 2025 and 2024, there were no repurchases of shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Financial Statements of the Operating Partnership

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our Offering proceeds in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included unaudited consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024, as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Assets:
Investment properties held and used:
Land	$56,953	$56,953
Building and other improvements	381,474	381,450
Total	438,427	438,403
Less: accumulated depreciation	(45,049)	(41,542)
Net investment properties held and used	393,378	396,861
Cash and cash equivalents	7,568	7,825
Restricted cash	373	349
Accounts and rent receivable	5,144	5,030
Acquired lease intangible assets, net	28,956	30,394
Finance lease right-of-use asset, net	2,034	2,047
Operating lease right-of-use assets, net	3,362	3,371
Other assets	5,365	7,078
Total assets	$446,180	$452,955

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$270,259	$269,859
Credit facility payable (Note 10)	10,000	10,000
Accounts payable and accrued expenses	2,949	2,543
Finance lease liability	2,860	2,850
Operating lease liability	1,750	1,746
Distributions payable	604	510
Redemptions payable	606	1,665
Acquired lease intangible liabilities, net	28,601	29,029
Due to related parties (Note 10)	378	251
Other liabilities	1,555	1,785
Total liabilities	319,562	320,238

Commitments and contingencies (Note 9)

Partners’ Capital:
General Partner	—	—
Limited Partners	122,034	126,805
Accumulated other comprehensive income	4,584	5,912
Total partners’ capital	126,618	132,717
Total liabilities and partners’ capital	$446,180	$452,955

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental revenue	$8,333	$7,160
Other property revenue	62	118
Total revenues	8,395	7,278

Expenses:
Property operating expenses	1,225	848
Real estate tax expense	463	325
General and administrative expenses	1,022	1,146
Advisor management fee (Note 10)	192	187
Performance participation allocation (Note 10)	—	264
Depreciation and amortization	4,832	4,091
Total expenses	7,734	6,861

Other Income (Expense):
Interest expense	(3,781)	(3,019)
Interest and other income	—	11
Net loss	$(3,120)	$(2,591)

Comprehensive income (loss):
Net loss	$(3,120)	$(2,591)
Unrealized (loss) gain on derivatives	(300)	2,893
Reclassification adjustment for amounts included in net loss	(1,028)	(1,710)
Comprehensive loss	$(4,448)	$(1,408)

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2025	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2024	$—	$126,805	$5,912	$132,717

Contributions	—	1,159	—	1,159
Redemptions of Class A OP Units	—	(903)	—	(903)
Distributions	—	(1,813)	—	(1,813)
Equity-based compensation	—	31	—	31
Offering costs	—	(125)	—	(125)
Unrealized loss on derivatives	—	—	(300)	(300)
Reclassification adjustment for amounts included in net loss	—	—	(1,028)	(1,028)
Net loss	—	(3,120)	—	(3,120)

Balance at March 31, 2025	$—	$122,034	$4,584	$126,618

For the three months ended March 31, 2024	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2023	$—	$146,709	$8,658	$155,367

Contributions	—	100	—	100
Redemptions of Class A OP Units	—	(2,059)	—	(2,059)
Distributions	—	(1,547)	—	(1,547)
Equity-based compensation	—	11	—	11
Offering costs	—	(144)	—	(144)
Unrealized gain on derivatives	—	—	2,893	2,893
Reclassification adjustment for amounts included in net loss	—	—	(1,710)	(1,710)
Net loss	—	(2,591)	—	(2,591)

Balance at March 31, 2024	$—	$140,479	$9,841	$150,320

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,120)	$(2,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,832	4,091
Amortization of debt issuance costs and premium/discount	400	427
Amortization of acquired above- and below-market leases, net	(315)	(347)
Amortization of equity-based compensation	31	11
Amortization of finance lease right-of-use asset	13	14
Amortization of operating lease right-of-use assets	9	10
Straight-line income	(115)	(269)
Changes in assets and liabilities:
Accounts and rent receivable	—	143
Due from related parties	—	166
Other assets	203	245
Accounts payable and accrued expenses	416	(495)
Due to related parties	93	331
Operating lease liability	4	3
Other liabilities	(14)	275
Net cash flows provided by operating activities	2,437	2,014

Cash flows from investing activities:
Capital expenditures and tenant improvements	(63)	(363)
Other investing activities	—	(107)
Net cash flows used in investing activities	(63)	(470)

Cash flows from financing activities:
Contributions	1,159	100
Proceeds from mortgage loans	—	6,122
Payment of mortgage loans	—	(101)
Redemptions of Class A OP Units	(1,962)	(381)
Payment of offering costs	(85)	(191)
Distributions paid	(1,719)	(1,554)
Payment of debt issuance costs	—	(486)
Net cash flows (used in) provided by financing activities	(2,607)	3,509

Net (decrease) increase in cash, cash equivalents and restricted cash	(233)	5,053
Cash, cash equivalents and restricted cash, at beginning of the period	8,174	6,965
Cash, cash equivalents and restricted cash, at end of the period	$7,941	$12,018

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Three Months Ended March 31,
	2025	2024

Cash paid for interest	$3,091	$2,180

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$604	$511

Redemptions payable	$606	$1,883

Accrued capital expenditures	$23	$137

Issuance of Class I OP Units for restricted share grants (Note 11)	$—	$60

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar amounts in thousands)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”) for the fiscal year ended December 31, 2024 included in the General Partner’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Operating Partnership, a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. As of March 31, 2025, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties are located in 12 states. The Operating Partnership has no employees.

The Operating Partnership is externally managed by IPC Alternative Real Estate Advisor, LLC, a Delaware limited liability company (“the Advisor”), an affiliate of Inland Real Estate Investment Corporation, a Delaware corporation (“IREIC”), pursuant to an advisory agreement dated and effective as of August 24, 2023, among the Operating Partnership, the General Partner and IPC Alternative Real Estate Advisor, LLC (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the General Partner’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the General Partner’s and Operating Partnership’s assets, in accordance with the General Partner’s investment objectives, guidelines, policies and limitations, subject to oversight by the General Partner’s board of directors.

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the SEC. The General Partner contributes the proceeds from the offering to the Operating Partnership. The General Partner intends to elect and qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2024. Until that time, the General Partner will be subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of March 31, 2025, the Operating Partnership had 5,820,313 Operating Partnership Units (“OP Units”) outstanding, comprised of 45,698 Class T OP Units, 5,190 Class D OP Units, 5,462,719 Class A OP Units and 306,706 Class I OP Units. The General Partner held 41,317 of the Class T OP Units, 5,190 of the Class D OP Units and 214,995 of the Class I OP Units, representing a total 4.5% interest in the Operating Partnership as of March 31, 2025. The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Operating Partnership’s audited consolidated financial statements for the fiscal year ended December 31, 2024 included in the General Partner’s Annual Report on Form 10-K filed with the SEC on March 19, 2025, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Operating Partnership’s significant accounting policies during the three months ended March 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	March 31,
	2025	2024
Cash and cash equivalents	$7,568	$11,720
Restricted cash	373	298
Total cash, cash equivalents, and restricted cash	$7,941	$12,018

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

Accounting Pronouncements Recently Issued but Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. The Operating Partnership is currently evaluating the impact of ASU 2023-09 on the Operating Partnership’s 2025 annual consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Operating Partnership is currently evaluating the impact of ASU 2024-03 on the Operating Partnership’s consolidated financial statements.

NOTE 3 – ACQUISITIONS

2025 Acquisitions

The Operating Partnership did not acquire any properties during the three months ended March 31, 2025.

2024 Acquisitions

On April 5, 2024, the Operating Partnership acquired four self-storage properties (the “Storage Properties”) from an affiliate of IREIC, for a total purchase price of $43,869, including $17,634 of assumed loans (the “First Merchants Mortgage Loans”) and corresponding swaps of $1,004 from First Merchants Bank. The purchase price was determined based on appraisal performed by an independent third party appraiser. See Note 5 – “Debt and Derivative Instruments” for further information on the First Merchants Mortgage Loans.

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

The following table presents certain additional information regarding the Operating Partnership’s acquisition during the year ended December 31, 2024. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Year Ended December 31, 2024
Land	$9,885
Building and improvements	31,006
Acquired in-place lease intangibles	1,934
Assumed mortgage loans	(17,634)
Other assumed liabilities, net	(145)
Total consideration to purchase investment properties	25,046
Issuance of Class I OP Units as consideration for the acquisition of real estate	(2,294)
Issuance of Class T OP Units as consideration for the acquisition of real estate	(110)
Cash used to purchase investment properties	$22,642

In connection with the acquisition of the Storage Properties, the General Partner and the Operating Partnership provided to those investors that elected to receive OP Units in connection with the transaction the opportunity to enter into a tax protection agreement. Pursuant to this agreement, the General Partner and the Operating Partnership agreed as follows: (a) during the five-year period starting on April 5, 2024, the Operating Partnership will not dispose of the storage properties in a taxable transaction, other than in certain enumerated situations and will indemnify such limited partners for taxes arising to them in the event of a breach of such agreement by the Operating Partnership; and (b) during the 10-year period starting on April 5, 2024, the Operating Partnership will provide such limited partners with opportunities to ensure that they are allocated sufficient liabilities (including, as applicable, through a guarantee by such holders of indebtedness of the Operating Partnership) to prevent gain from being recognized to them as a result of any deemed distributions that would otherwise arise from a decrease in their share of liabilities of the Operating Partnership. The Operating Partnership has not recorded a liability pursuant to the agreement, as it intends to hold these properties for the long term.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$44,066	$44,066
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(18,314)	(16,876)
Acquired lease intangible assets, net	$28,956	$30,394
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	6,139	5,711
Acquired lease intangible liabilities, net	$(28,601)	$(29,029)

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

The following table summarizes the Operating Partnership’s ground lease intangibles as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(64)	(60)
Acquired below-market ground lease intangibles, net	$1,749	$1,753

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	24	23
Acquired above-market ground lease intangibles, net	$(476)	$(477)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	Three Months Ended March 31,
	2025	2024
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,325	$900
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(1)	$(1)
Below-market ground leases, operating leases	4	4
Net property operating expense increase	$3	$3
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$(113)	$(81)
Acquired below-market leases	428	428
Net rental revenue increase	$315	$347

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2025 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2025 (remainder of the year)	$2,599	$236	$(1,285)	$(4)	$13
2026	3,465	314	(1,713)	(6)	18
2027	3,465	314	(1,713)	(6)	18
2028	3,362	312	(1,713)	(6)	18
2029	3,205	302	(1,713)	(6)	18
Thereafter	10,850	532	(20,464)	(448)	1,664
Total	$26,946	$2,010	$(28,601)	$(476)	$1,749

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2025 and December 31, 2024, the Operating Partnership had the following mortgage loans payable:

	March 31, 2025		December 31, 2024
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
CONA Mortgage Loan (maturity date September 28, 2026)
Variable rate with swap agreements	$53,000	4.31%	$26,500	3.03%
Variable rate with cap agreements	—	—	68,439	4.10%
Variable rate	41,939	6.42%	—	—
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate with cap agreements	61,155	3.85%	61,155	3.85%
Parkway UL Mortgage Loan (maturity date March 28, 2026)	27,759	5.80%	27,759	5.80%
Parkway Storage Mortgage Loan (maturity date April 25, 2026)	28,000	5.80%	28,000	5.80%
Total debt before discount and debt issuance costs including impact of interest rate swaps/caps	273,353		273,353
Less: Unamortized discount on assumed mortgage loan	(156)		(166)
Less: Unamortized debt issuance costs	(2,938)		(3,328)
Total mortgage loans payable, net	$270,259		$269,859

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 4.53% and 4.03% per annum as of March 31, 2025 and December 31, 2024, respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $273,353 and $273,353 as of March 31, 2025 and December 31, 2024, respectively, and its estimated fair value was $272,958 and $272,877 as of March 31, 2025 and December 31, 2024, respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of March 31, 2025, scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

March 31, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Total
2025 (remainder of the year)	$—	$—	$—
2026	—	273,353	273,353
2027	—	—	—
2028	—	—	—
2029	—	—	—
Thereafter	—	—	—
Total	$—	$273,353	$273,353

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

As of March 31, 2025, the Operating Partnership had $94,939 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Advances made under the CONA Mortgage Loan accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 2.10%. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

Inland Private Capital Corporation (“IPC”), an affiliate of IREIC, had guaranteed (1) any losses that the administrative agent and lenders may incur as a result of the occurrence of certain bad acts of the Operating Partnership and (2) the repayment of the CONA Mortgage Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Operating Partnership and IPC have agreed to indemnify the lenders against certain environmental liabilities. Effective October 31, 2023, the CONA Mortgage Loan was amended to, among other things, (a) substitute IREIC, the General Partner’s sponsor, as the guarantor of recourse obligations and to release IPC as guarantor for all guaranteed obligations from and after such date and (b) join IREIC as an additional indemnitor under the environmental indemnity agreement.

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of March 31, 2025, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

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

As of March 31, 2025, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Advances made under the BMO Mortgage Loan accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of March 31, 2025, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

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

As of March 31, 2025, the Operating Partnership had $27,759 outstanding under the Parkway UL Mortgage Loan. The Parkway UL Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter. The Parkway UL Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The initial maturity date of the Parkway UL Mortgage Loan was October 26, 2024. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Pursuant to the amendment, the Parkway UL Mortgage Loan bears interest at a fixed rate equal to 5.80% per annum until March 28, 2026. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on March 28, 2026 plus 2.00%. Beginning on April 28, 2024, the Parkway UL Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due.

The Parkway UL Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway UL Mortgage Loan become due. The Parkway UL Mortgage Loan is collateralized by the underlying property.

First Merchants Mortgage Loans

On April 5, 2024, the Operating Partnership assumed the First Merchants Mortgage Loans in the amount of $17,634 and the corresponding swaps from First Merchants Bank in connection with the acquisition of the Storage Properties. On April 26, 2024, the Operating Partnership used the proceeds of the Parkway Storage Mortgage Loan (defined below), to repay the assumed loans with First Merchants Bank. On April 26, 2024, the Operating Partnership also settled the corresponding swaps with First Merchants Bank.

Parkway Storage Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage Mortgage Loan”). As of March 31, 2025, the Operating Partnership had $28,000 outstanding under the Parkway Storage Mortgage Loan. The Parkway Storage Mortgage Loan bears interest at a rate equal to 5.80% per annum. The Parkway Storage Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the Parkway Storage Mortgage Loan is April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on April 25, 2026 plus 2.00%.

The Parkway Storage Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway Storage Mortgage Loan become due. The Parkway Storage Mortgage Loan is collateralized by the Storage Properties.

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

All of the Operating Partnership’s interest rate swap and cap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of March 31, 2025:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at March 31, 2025 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$1,094
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	2,609
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	26,500	106
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	1,034
						$175,655	$4,843
(a)
As of March 31, 2025, the 1-month Term SOFR was 4.32%.
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

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships:	2025	2024
Effective portion of derivatives	$(300)	$2,893
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(1,028)	$(1,710)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $3,781 and $3,019 for the three months ended March 31, 2025 and 2024, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $3,268.

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

As of March 31, 2025, there were 41,317 Class T OP Units, 5,190 Class D OP Units and 214,995 Class I OP Units issued to the General Partner. As of March 31, 2024, there were 114,986 Class I OP Units issued to the General Partner. As of both March 31, 2025 and 2024, there were no General Partner interests issued to the General Partner.

Pursuant to the Amended and Restated Limited Partnership Agreement, OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner. During the three months ended March 31, 2025, certain Class A OP unitholders requested redemption of their units as shown in the tables below, all of which the General Partner accepted and agreed to redeem for cash. As of March 31, 2025, $606 in redemptions payable are reflected on the consolidated balance sheet.

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the three months ended March 31, 2025 and 2024:

Three months ended March 31, 2025	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (1)	Class D OP Units (1)	Class I OP Units (1)
Beginning balance	—	5,499,623	25,556	2,266	281,978
Issuance of units	—	—	20,142	2,924	24,728
Redemptions	—	(36,904)	—	—	—
Ending balance	—	5,462,719	45,698	5,190	306,706

Three months ended March 31, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class I OP Units (2)
Beginning balance	—	5,751,638	108,569
Issuance of units	—	—	6,417
Redemptions	—	(82,335)	—
Ending balance	—	5,669,303	114,986

(1) As of March 31, 2025, 90.4% of the Class T OP Units, 100% of the Class D OP Units and 70.1% of the Class I OP Units were held by the General Partner.

(2) As of March 31, 2024, 100% of the Class I OP Units were held by the General Partner.

NOTE 7 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Distributions paid	$1,719	$1,554
Distributions accrued	$1,813	$1,547

NOTE 8 –LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical outpatient properties, four self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical outpatient leases, as of March 31, 2025, range from 2.9 years to 12.9 years. The leases for self-storage units generally are on a month-to-month basis. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

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

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Rental revenue - fixed payments	$7,297	$6,195
Rental revenue - variable payments (a)	721	618
Amortization of acquired above- and below-market leases, net	315	347
Rental revenue	$8,333	$7,160

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of March 31, 2025 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties and the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2025 (remainder of the year)	$14,781
2026	20,002
2027	20,505
2028	20,035
2029	19,427
Thereafter	52,600
Total	$147,350

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Tenant	2025	2024
Ironwood Physicians, P.C.	16%	18%
Memorial Hermann Health System	11%	12%

Geographic Concentration

As of both March 31, 2025 and December 31, 2024, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical outpatient properties.

As of both March 31, 2025, and December 31, 2024, Alabama and Georgia represented approximately 61% and 39%, respectively, of the Operating Partnership’s total rentable square feet of self-storage properties.

Lease Expense as a Lessee

The below table shows the remaining lease term, including extensions, as of March 31, 2025, for the leases where the Operating Partnership is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	67
Jordan Valley Medical Center	135
Saint Elizabeth Medical Center	83

For the three months ended March 31, 2025 and 2024, total rent expense was $79 and $79, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating cash flows - operating leases	$17	$17
Operating cash flows - finance leases	$26	$26

For the three months ended March 31, 2025 and 2024, total finance lease cost was comprised as follows:

	Three Months Ended March 31,
	2025	2024
Amortization of finance lease right-of-use asset	$13	$14
Interest on finance lease liability	36	36
Total finance lease cost	$49	$50

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(196)	(183)
Finance lease right-of-use asset, net of amortization	$2,034	$2,047

Lease payments for the ground leases as of March 31, 2025 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2025 (remainder of the year)	$50	$78
2026	67	105
2027	67	121
2028	70	121
2029	73	121
Thereafter	6,685	16,582
Total undiscounted lease payments	$7,012	$17,128
Less: Amount representing interest	(5,262)	(14,268)
Present value of lease liability	$1,750	$2,860

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both March 31, 2025 and December 31, 2024, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

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

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three months ended March 31, 2025 and 2024. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2025	2024	March 31, 2025	December 31, 2024
General and administrative reimbursements	(a)	$240	$336	$148	$56
Acquisition related costs		$—	$16	$—	$—
Interest expense	(b)	$106	$—	$37	$37
Offering Costs	(c)	$20	$21	$84	$45

Property management fees		$170	$122	$15	$15
Property operating expenses		120	17	26	24
Construction management fees		—	—	4	10
Total property management related costs	(d)	$290	$139	$45	$49

Advisor management fee	(e)	$192	$187	$64	$64

Performance participation allocation		$—	$264	$—	$—

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

Unpaid amounts include accrued distribution fees payable to Inland Securities Corporation (the “Dealer Manager”). In connection with the acquisition of the Storage Properties, on February 13, 2024, the Operating Partnership, the General Partner and the Dealer Manager entered into a dealer manager agreement (the “DST Dealer Manager Agreement”) under which the OP Units were sold through the Dealer Manager to the investors electing to receive OP Units. Under the DST Dealer Manager Agreement, the Operating Partnership will pay the Dealer Manager (a) a distribution fee with respect to outstanding Class T OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate net asset value (“NAV”) (as determined in accordance with the General Partner’s valuation guidelines) of such outstanding Class T OP Units; (b) a distribution fee with respect to outstanding Class S OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Class S OP Units; and (c) a distribution fee with respect to outstanding Class D OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Class D units. The Operating Partnership will not pay a distribution fee with respect to Class I OP Units sold pursuant to the DST Dealer Manager Agreement. The Operating Partnership will cease paying the distribution fee with respect to any Class T, Class S or Class D OP Unit held in a unitholder’s account upon the occurrence of certain events. The Operating Partnership accrues the full cost of the distribution fee as an offering cost at the time the Company sells Class T, Class S, and Class D OP Units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

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

(e)
Per the Advisory Agreement, the Operating Partnership or the General Partner pays the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership and (ii) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the General Partner or Class I OP Units of the Operating Partnership. The management fee is included within Advisor management fee in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

Performance Participation Allocation

The Operating Partnership is governed by the Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated June 27, 2024 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”).

On August 24, 2023, the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles the Special Limited Partner to receive an allocation of “Total Return” and “Class A Total Return.” “Total Return” is defined as distributions paid or accrued on OP Units (excluding Class A OP Units) plus the change in the NAV of such OP Units (excluding Class A OP Units), adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return. “Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. As of March 31, 2025 and 2024, the Special Limited Partner had accrued a performance participation allocation of $0 and $264, respectively.

Related Party Line of Credit

On October 27, 2023, the Operating Partnership entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (the “Promissory Note, and together with the credit agreement, the “Credit Facility”) with IPC, as lender.

The Credit Facility provides for loan advances in an aggregate amount not to exceed $22,500, with an original maturity date of November 30, 2024 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default (the “Loan”). On November 26, 2024, the Operating Partnership and IPC entered into an amendment to extend the maturity date of the Credit Facility to November 30, 2025. The daily balance of the Loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

As of both March 31, 2025 and December 31, 2024, the Operating Partnership had an outstanding balance of $10,000 on the Credit Facility.

Class A OP Units held by Affiliates

As of both March 31, 2025 and December 31, 2024, 75,484 Class A OP Units, which represents 1.38% and 1.37%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

Acquisitions

On April 5, 2024, the Operating Partnership acquired the Storage Properties from an affiliate of the Operating Partnership. See Note 3 - Acquisitions for further information.

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

Other assets

As of March 31, 2025 and December 31, 2024, other assets includes $0 and $12, respectively, of prepaid expenses to Devon.

NOTE 11 – EQUITY-BASED COMPENSATION

As a result of the restricted share grants by the General Partner to its independent directors, the Operating Partnership issued 2,387 and 3,335 Class I OP Units to the General Partner on March 19, 2024 and August 1, 2024, respectively. Compensation expense associated with such units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with such units issued to the General Partner was $31 and $11 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the General Partner had $28 of unrecognized compensation expense related to such units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to such units will be recognized is 0.3 years.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2025
Interest rate swap agreements - Other assets	$—	$3,809	$—	$3,809
Interest rate cap agreements - Other assets	$—	$1,034	$—	$1,034

December 31, 2024
Interest rate swap agreements - Other assets	$—	$4,931	$—	$4,931
Interest rate cap agreements - Other assets	$—	$1,423	$—	$1,423

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

NOTE 13 – SEGMENT REPORTING

As of March 31, 2025, the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. Factors used to determine the Operating Partnership’s reportable segments include the physical and economic characteristics of the properties and the related operating activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies for the Operating Partnership. The chief operating decision maker (“CODM”) relies on segment net operating income to make decisions about allocating resources and assessing segment performance. Segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment. The significant segment expenses provided to the CODM are property operating expenses and the real estate tax expense, which are both disclosed in the tables below. The Operating Partnership’s CODM is the Chief Executive Officer of the General Partner.

Prior to the acquisition of Storage Properties on April 5, 2024, the Operating Partnership managed its operations in two reportable segments: Healthcare and Education. Prior to the acquisition of University Lofts on December 1, 2022, the Operating Partnership managed its operations on an aggregated, single segment basis for purposes of assessing performance and making operational decisions and, accordingly, had only one reporting and operating segment.

The following table details the total assets by reportable segment as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Healthcare	$364,154	$369,939
Self-Storage	39,913	40,188
Education	34,297	34,705
Corporate and other	7,816	8,123
Total assets	$446,180	$452,955

The following table details the financial results by reportable segment for the three months ended March 31, 2025:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$6,052	$842	$1,439	$8,333
Other property revenue	—	62	—	62
Total revenues	6,052	904	1,439	8,395

Expenses:
Property operating expenses	451	302	472	1,225
Real estate tax expense	282	81	100	463
Total expenses	733	383	572	1,688

Segment net operating income	$5,319	$521	$867	$6,707

Depreciation and amortization	$(4,162)	$(302)	$(368)	$(4,832)

General and administrative expenses				$(1,022)
Advisor management fee				(192)
Interest expense				(3,781)
Net loss				$(3,120)

The following table details the financial results by reportable segment for the three months ended March 31, 2024:

	Healthcare	Education	Total
Revenues:
Rental revenue	$5,956	$1,204	$7,160
Other property revenue	118	—	118
Total revenues	6,074	1,204	7,278

Expenses:
Property operating expenses	440	408	848
Real estate tax expense	233	92	325
Total expenses	673	500	1,173

Segment net operating income	$5,401	$704	$6,105

Depreciation and amortization	$(3,731)	$(360)	$(4,091)

General and administrative expenses			$(1,146)
Advisor management fee			(187)
Performance participation allocation			(264)
Interest expense			(3,019)
Interest and other income			11
Net loss			$(2,591)

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Operating Partnership has evaluated events that occurred through May 14, 2025, which is the date of issuance of these consolidated financial statements to determine whether any of these events required disclosure in the consolidated financial statements.

There were no reportable subsequent events or transactions.

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

10.1*	Amended and Restated Independent Director Compensation Plan

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

/s/ Keith D. Lampi
By:	Keith D. Lampi
Chairman of the Board and Chief Executive Officer (principal executive officer)
Date:	May 14, 2025

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	May 14, 2025