Form 10-K/A
period 2024-12-31
IPC Alternative Real Estate Income Trust, Inc.
filed 2025-08-22
CIK 1959961

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Chicago, IL Auditor Firm ID: 238

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of IPC Alternative Real Estate Income Trust, Inc. (the “Company”) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025 (the “Original Filing”). This Amendment is being filed solely to provide a corrected version of PricewaterhouseCoopers LLP’s (“PwC”) report on the financial statements of the Company that includes a statement PwC inadvertently omitted from the previously filed version that confirms PwC did not audit the Company’s internal control over financial reporting. In accordance with rules adopted by the SEC, the Company is not required to have an audit of its internal control over financial reporting. These changes do not in any way change the conclusions expressed by PwC in the original report, or any other disclosure included in the Original Filing.

This Amendment consists solely of the preceding cover page, this explanatory note, Part II, Item 8. “Financial Statements and Supplementary Data,” in its entirety, Part IV. Item 15. “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and new certifications.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company’s principal executive officer and principal financial officer, dated as of the filing date of this Amendment.

This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. This Amendment should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

TABLE OF CONTENTS

		Page
	Part II

Item 8.	Financial Statements and Supplementary Data	3

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	3

	Signatures	6

Item 8. Financial Statements and Supplementary Data

Our financial statements and the accompanying notes to our financial statements are included under Item 15 of this Annual Report on Form 10-K/A.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:
(1)
Financial Statements:

The financial statements of the Company are contained herein on pages 9 - 22 of this Annual Report on Form 10-K/A.

The consolidated financial statements of the Operating Partnership are contained herein on pages 25 - 54 of this Annual Report on Form 10-K/A.

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

19.1	IPC Alternative Real Estate Income Trust, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 19, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 19, 2025)

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104**	Inline XBRL Taxonomy Extension Schema Document

* Filed as part of this Annual Report on Form 10-K/A.

** Previously submitted with the Company’s Annual Report on Form 10-K filed on March 19, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

IPC Alternative Real Estate Income Trust, Inc.

By:	/s/ Jerry Kyriazis
Name:	Jerry Kyriazis
Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	August 22, 2025

INDEX TO FINANCIAL STATEMENTS

Page

IPC Alternative Real Estate Income Trust, Inc.

Report of Independent Registered Public Accounting Firm	8

Financial Statements:

Balance Sheets as of December 31, 2024 and 2023	9

Statements of Operations and Comprehensive Loss for the year ended December 31, 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	10

Statements of Equity for the year ended December 31, 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	11

Statements of Cash Flows for the year ended December 31, 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	12

Notes to Financial Statements	13

IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP)

Report of Independent Registered Public Accounting Firm	24

Financial Statements:

Consolidated Balance Sheets as of December 31, 2024 and 2023	25

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022	26

Consolidated Statements of Partners’ Capital for the years ended December 31, 2024, 2023 and 2022	27

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	28

Notes to Consolidated Financial Statements	30

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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