Form 10-Q
period 2025-09-30
IPC Alternative Real Estate Income Trust, Inc.
filed 2025-11-12
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

Yes ☐ No ☒

As of November 11, 2025, the registrant had the following shares of common stock outstanding: 152,642 shares of Class T common stock, 0 shares of Class S common stock, 24,419 shares of Class D common stock, 330,415 shares of Class I common stock, 0 shares of Class X-1 common stock, 0 shares of Class X-2 common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Assets:
Investment in Operating Partnership	$9,471	$4,678
Distributions receivable from Operating Partnership	46	19
Receivable from Operating Partnership	252	32
Total assets	$9,769	$4,729

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$46	$19
Due to related party	252	32
Total liabilities	298	51

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, Class T shares, $0.01 par value per share, 400,000,000 shares authorized, 145,632 and 21,175 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	—
Common stock, Class S shares, $0.01 par value per share, 400,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, Class D shares, $0.01 par value per share, 400,000,000 shares authorized, 23,912 and 2,266 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 400,000,000 shares authorized, 297,814 and 190,266 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	2
Common stock, Class X-1 shares, $0.01 par value per share, 200,000,000 shares authorized as of September 30, 2025 and 0 shares authorized as of December 31, 2024, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, Class X-2 shares, $0.01 par value per share, 200,000,000 shares authorized as of September 30, 2025 and 0 shares authorized as of December 31, 2024, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	11,055	5,242
Accumulated deficit	(1,320)	(464)
Accumulated other comprehensive loss	(268)	(102)
Total equity	9,471	4,678
Total liabilities and equity	$9,769	$4,729

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(246)	$(90)	$(557)	$(222)
Net loss	$(246)	$(90)	$(557)	$(222)

Net loss per common share, basic and diluted	$(0.56)	$(0.71)	$(1.69)	$(1.88)

Weighted average number of common shares outstanding, basic and diluted	438,466	126,567	328,807	117,747

Comprehensive loss:
Net loss	$(246)	$(90)	$(557)	$(222)
Comprehensive loss from Operating Partnership	(67)	(92)	(166)	(85)
Comprehensive loss	$(313)	$(182)	$(723)	$(307)

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the three months ended September 30, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2025	$—	$1	$—	$—	$2	$—	$—	$—	$8,454	$(943)	$(201)	$7,313
Proceeds from issuance of common stock	—	—	—	—	1	—	—	—	2,640	—	—	2,641
Offering costs	—	—	—	—	—	—	—	—	(145)	—	—	(145)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	—	48	—	—	48
Shares repurchased	—	—	—	—	—	—	—	—	(25)	—	—	(25)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	(131)	—	(131)
Equity-based compensation	—	—	—	—	—			—	83	—	—	83
Net loss	—	—	—	—	—	—	—	—	—	(246)	—	(246)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	—	—	(67)	(67)
Balance at September 30, 2025	$—	$1	$—	$—	$3	$—	$—	$—	$11,055	$(1,320)	$(268)	$9,471

	Par value
For the three months ended September 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2024	$—	$—	$—	$—	$1	$—	$3,079	$(222)	$(36)	$2,822
Proceeds from issuance of common stock	—	—	—	—	—	—	412	—	—	412
Offering costs	—	—	—	—	—	—	(1)	—	—	(1)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	2	—	—	2
Common stock distributions declared	—	—	—	—	—	—	—	(35)	—	(35)
Equity-based compensation	—	—	—	—	—	—	83	—	—	83
Net loss	—	—	—	—	—	—	—	(90)	—	(90)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	(92)	(92)
Balance at September 30, 2024	$—	$—	$—	$—	$1	$—	$3,575	$(347)	$(128)	$3,101

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the nine months ended September 30, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$2	$—	$—	$—	$5,242	$(464)	$(102)	$4,678
Proceeds from issuance of common stock	—	1	—	—	1	—	—	—	5,983	—	—	5,985
Offering costs	—	—	—	—	—	—	—	—	(309)	—	—	(309)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	—	81	—	—	81
Shares repurchased	—	—	—	—	—	—	—	—	(25)	—	—	(25)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	(299)	—	(299)
Equity-based compensation	—	—	—	—	—	—	—	—	83	—	—	83
Net loss	—	—	—	—	—	—	—	—	—	(557)	—	(557)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	—	—	(166)	(166)
Balance at September 30, 2025	$—	$1	$—	$—	$3	$—	$—	$—	$11,055	$(1,320)	$(268)	$9,471

	Par value
For the nine months ended September 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2023	$—	$—	$—	$—	$1	$—	$2,722	$(29)	$(43)	$2,651
Proceeds from issuance of common stock	—	—	—	—	—	—	717	—	—	717
Offering costs	—	—	—	—	—	—	(10)	—	—	(10)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	3	—	—	3
Common stock distributions declared	—	—	—	—	—	—	—	(96)	—	(96)
Equity-based compensation	—	—	—	—	—	—	143	—	—	143
Net loss	—	—	—	—	—	—	—	(222)	—	(222)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	(85)	(85)
Balance at September 30, 2024	$—	$—	$—	$—	$1	$—	$3,575	$(347)	$(128)	$3,101

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(557)	$(222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	557	222
Net cash flows provided by operating activities	—	—

Cash flows from investing activities:
Investment in Operating Partnership	(5,906)	(717)
Proceeds from redemptions from Operating Partnership	25	—
Distributions from investment in Operating Partnership	191	93
Due from Operating Partnership	10	—
Net cash flows used in investing activities	(5,680)	(624)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,906	714
Proceeds from distribution reinvestment plan	—	3
Shares repurchased	(25)	—
Payment of offering costs	(10)	—
Distributions paid to common stockholders	(191)	(93)
Net cash flows provided by financing activities	5,680	624

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, at beginning of the period	—	—
Cash and cash equivalents, at end of the period	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$46	$13

Distribution reinvestment and investment in Operating Partnership	$81	$—

Equity-based compensation – Restricted stock issued and investment in Operating Partnership	$83	$143

Accrued distribution fee due to related party	$252	$6

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2025

(Unaudited, dollar amounts in thousands, except share data and per share amounts)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. Balance sheet data as of December 31, 2024 was derived from the audited financial statements, but does not include all disclosures required by GAAP. Readers of this Quarterly Report should refer to the audited financial statements of IPC Alternative Real Estate Income Trust, Inc. (the “Company”) for the period ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025 and on Form 10-K/A as filed with the SEC on August 22, 2025, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Company was incorporated on June 12, 2023 as a Maryland corporation and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2024. Until that time, the Company was subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company was originally formed on June 17, 2021 as a Delaware limited liability company named Inland Private Capital Alternative Assets Fund, LLC and converted to a Maryland corporation on June 12, 2023. The Company is the sole general partner of IPC Alternative Real Estate Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) (originally formed under the name IPC Alternative Assets Operating Partnership, LP). The Company has no employees.

The Company is externally managed by IPC Alternative Real Estate Advisor, LLC (the “Advisor”), a Delaware limited liability company, an affiliate of Inland Real Estate Investment Corporation, a Delaware corporation (“IREIC”), pursuant to an amended and restated advisory agreement dated and effective as of August 28, 2025, among the Company, the Operating Partnership and the Advisor (as may be amended or restated from time to time, the “Advisory Agreement”).

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

On September 28, 2023, the Company’s Registration Statement on Form S-11 (File No. 333-272750) with respect to the Company’s public offering was declared effective by the SEC. The Company has registered an offering of up to $1,250,000 in shares of common stock with the SEC, consisting of up to $1,000,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan (the “Public Offering”). The Company is offering to sell any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

On December 1, 2023, the Company issued and sold 99,634 shares of its Class I common stock (no Class T, Class S or Class D shares were issued or sold as of such date) in the Public Offering and the escrow agent released net proceeds of approximately $2,500 to the Company as payment for such shares.

On August 28, 2025, the Company commenced a private offering of up to $500,000 of its Class I shares, Class X-1 shares and Class X-2 shares of common stock to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Private Offering”). The purchase price per share for each class of common stock in the Private Offering will vary and will generally be the prior month’s NAV per share for such class. No upfront selling commissions, dealer manager fees or ongoing distribution fees will be paid with respect to purchases of Class I shares, Class X-1 shares and Class X-2 shares sold in the Private Offering. The Private Offering is being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions. See Note 4 - “Equity” for further information.

When the Company receives proceeds from the Public Offering and the Private Offering (collectively, the “Offerings”), the Company contributes such proceeds to the Operating Partnership and receives Operating Partnership units (“OP Units”) that correspond to the classes of the shares sold. The Company accounts for the units acquired in the Operating Partnership as an equity method investment during any period that the Company’s investment in the Operating Partnership is not considered significant to the Operating Partnership and expects to consolidate the Operating Partnership at such time that the Company’s investment in the Operating Partnership is considered significant to the Operating Partnership, and thereafter present the results of operations on a consolidated basis.

As of September 30, 2025, the Company holds 145,632 Class T OP Units, 23,912 Class D OP Units and 297,814 Class I OP Units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 19, 2025 and on Form 10-K/A as filed with the SEC on August 22, 2025, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025, except as noted below.

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

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that were required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 became effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption was permitted. The adoption did not have any impact on the Company’s financial statements.

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

NOTE 3 – Investment in OPERATING PARTNERSHIP

The following table details the Company’s contributions to the Operating Partnership during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025 (1)	2024 (2)	2025 (1)	2024 (2)
Amount contributed	$2,732	$498	$6,070	$864
Units received:
Class T	66,809	489	124,457	4,351
Class D	2,325	—	21,646	—
Class I	46,683	19,821	108,640	30,431
(1)
Includes $83 for the issuance of Class I OP Units corresponding to the restricted share grants by the Company to its independent directors during the three and nine months ended September 30, 2025.
(2)
Includes $83 and $143 for the issuance of Class I OP Units corresponding to the restricted grants by the Company to its independent directors during the three and nine months ended September 30, 2024, respectively.

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

As of both September 30, 2025 and December 31, 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of September 30, 2025 and December 31, 2024 are located in 12 states. The Operating Partnership has no employees.

The Company’s investment in the Operating Partnership as of September 30, 2025 was as follows:

		Carrying Amount
	Ownership Percentage (1)	September 30, 2025 (2)
Class T OP Units	2.4%	$3,012
Class D OP Units	0.4%	480
Class I OP Units	5.0%	5,979
Total	7.8%	$9,471
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of September 30, 2025, the Operating Partnership had issued Class A OP Units, Class T OP Units, Class D OP Units and Class I OP Units, and 97.1% of the Class T OP Units, 100.0% of the Class D OP Units and 76.5% of the Class I OP Units were held by the Company.
(2)
Excludes $674 of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortizes/accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net amortization of the basis difference was $4 and $5 for the three and nine months ended September 30, 2025, respectively, and is included within loss from equity method investment in Operating Partnership in the accompanying statements of operations and comprehensive loss.

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

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
IPC Alternative Real Estate Operating Partnership, LP	$(246)	$(90)	$(557)	$(222)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Total assets	$436,316	$452,955
Total liabilities	$318,483	$320,238
Total partners’ capital	$117,833	$132,717

The following table provides the summarized income statement of the Operating Partnership for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$8,312	$8,452	$25,157	$23,953
Net loss	$(3,031)	$(3,785)	$(9,049)	$(9,992)

NOTE 4 – EQUITY

As of September 30, 2025, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 400,000,000 of which are classified as Class T shares, 400,000,000 of which are classified as Class S shares, 400,000,000 of which are classified as Class D shares, 400,000,000 of which are classified as Class I shares, 200,000,000 of which are classified as Class X-1 shares, 200,000,000 of which are classified as Class X-2 shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

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

On December 1, 2023, the Company issued and sold 99,634 shares of its Class I common stock (no Class T, Class S or Class D shares were issued or sold as of such date) in the Public Offering and the escrow agent released net proceeds of approximately $2,500 to the Company as payment for such shares.

The Company is not offering Class A shares in the Offerings, and the Company had no Class A shares outstanding as of September 30, 2025. However, pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Operating Partnership to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

Class I shares, Class X-1 shares and Class X-2 shares in the Private Offering are only available through distribution participants selected by Inland Securities Corporation (the “Dealer Manager”) as being eligible based on the amount of offering proceeds anticipated to be raised through such distribution participants, as well as other factors, in the Dealer Manager’s discretion. Distribution participants that are initially eligible only to sell Class I or Class X-1 shares in the Private Offering, may become eligible to sell Class X-1 and/or Class X-2 shares in the Private Offering if the gross proceeds in the Private Offering raised by such distribution participants reach the target specified by the Dealer Manager. The Company may also offer investors who have purchased Class I shares in the Public Offering and have held such shares for at least one year the option to exchange such shares for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date if such investor’s financial intermediary has reached the requisite gross proceeds raised threshold in the Private Offering as specified by the Dealer Manager. All Class I shares sold in the Private Offering will be exchanged for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date regardless of hold period if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager. Similarly, Class X-1 shares sold in the Private Offering will be exchanged for Class X-2 shares at an exchange rate based on the NAV per share of each class as of the exchange date if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (as amended, the “DRP”) whereby stockholders (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating broker-dealers that do not permit automatic enrollment in the DRP) will have their cash distributions automatically reinvested in additional shares of the Company’s common stock unless they elect to receive their distributions in cash. Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating broker-dealers that do not permit automatic enrollment in the DRP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The purchase price for shares purchased under the DRP will be equal to the transaction price for such shares at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the DRP; however, all outstanding Class T, Class S and Class D shares, including those purchased under the DRP, will be subject to ongoing distribution fees. The distribution fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the Company’s NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP.

There were $48 and $81 of distributions reinvested through the DRP during the three and nine months ended September 30, 2025, respectively. There were $2 and $3 of distributions reinvested through the DRP during the three and nine months ended September 30, 2024, respectively.

Share Repurchase Plan

The Company has adopted a share repurchase plan (as amended, the “SRP”), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, Class I, Class X-1 and Class X-2 shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. In the event that the Company, in its sole discretion, elects to issue Class A shares to holders of OP Units seeking redemption, the Company expects to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D, Class I, Class X-1 and Class X-2 shares. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the board of directors of the Company may modify or suspend the SRP if in its reasonable judgment it deems such action to be in the Company’s best interest.

There were $25 repurchases through the SRP during the three and nine months ended September 30, 2025. There were no repurchases through the SRP during the three and nine months ended September 30, 2024.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock for the three months ended September 30, 2025 and 2024:

For the three months ended September 30, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	78,823	—	21,587	252,223	—	—	—
Issuance of shares	—	66,035	—	2,134	42,053	—	—	—
Distribution reinvestment	—	774	—	191	1,082	—	—	—
Issuance of restricted shares (Note 7)	—	—	—	—	3,548	—	—	—
Shares repurchased	—	—	—	—	(1,092)	—	—	—
Ending balance	—	145,632	—	23,912	297,814	—	—	—

For the three months ended September 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	3,862	—	—	119,179	—
Issuance of shares	—	487	—	—	16,397	—
Distribution reinvestment	—	2	—	—	89	—
Issuance of restricted shares (Note 7)	—	—	—	—	3,335	—
Ending balance	—	4,351	—	—	139,000	—

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock for the nine months ended September 30, 2025 and 2024:

For the nine months ended September 30, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	21,175	—	2,266	190,266	—	—	—
Issuance of shares	—	123,489	—	21,335	102,967	—	—	—
Distribution reinvestment	—	968	—	311	2,125	—	—	—
Issuance of restricted shares (Note 7)	—	—	—	—	3,548	—	—	—
Shares repurchased	—	—	—	—	(1,092)	—	—	—
Ending balance	—	145,632	—	23,912	297,814	—	—	—

For the nine months ended September 30, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	108,569	—
Issuance of shares	—	4,349	—	—	24,594	—
Distribution reinvestment	—	2	—	—	115	—
Issuance of restricted shares (Note 7)	—	—	—	—	5,722	—
Ending balance	—	4,351	—	—	139,000	—

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the nine months ended September 30, 2025. The gross distribution was reduced each month for Class T shares and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 6 - Transactions with Related Parties” below. As of September 30, 2025, the Company had not issued any shares of Class S, Class X-1 or Class X-2 common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares
Aggregate gross distributions declared per share	$0.9378	$0.9378	$0.9378
Distribution fee per share	0.1513	0.0448	N/A
Net distributions declared per share	$0.7865	$0.8930	$0.9378

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

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for both the three and nine months ended September 30, 2025 and 2024, no additional shares related to restricted shares were included in the computation of Diluted EPS.

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

Certain affiliates of the Company, including the Advisor, will receive fees and compensation in connection with the Offerings and ongoing management of the assets of the Company and the Operating Partnership. As compensation for its services provided pursuant to the Advisory Agreement, the Company or the Operating Partnership pays the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 Units and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles the Special Limited Partner to receive an allocation of “Total Return,” “Class X-1 Total Return” and “Class A Total Return.”

“Total Return” is defined as distributions paid or accrued on OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units) plus the change in the NAV of such OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units), adjusted for subscriptions and repurchases. Under the Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 28, 2025 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”), the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return.

“Class X-1 Total Return” is defined as distributions paid or accrued on Class X-1 OP Units plus the change in NAV of such Class X-1 OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class X-1 Total Return will be allocated solely to the Special Limited Partner only after the Class X-1 OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class X-1 OP Unit holders is equal to 10.0% and 90.0%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 10.0% of the annual Class X-1 Total Return.

“Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class A OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return.

The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return, Class X-1 Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. Such allocations to the Special Limited Partner will accrue monthly and will be paid annually in cash or Class I OP Units at the election of the Special Limited Partner. The performance participation allocations are a class-specific accrual. No performance participation allocation is made with respect to Class X-2 OP Units.

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

In addition, the Dealer Manager serves as the dealer manager for the Offerings. The Dealer Manager is a registered broker-dealer affiliated with the Advisor. The Company entered into an agreement dated September 28, 2023 (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Public Offering and dated August 28, 2025 in connection with the Private Offering. The Company’s obligations under the Dealer Manager Agreement to pay the distribution fees with respect to the Class T, Class S and Class D shares distributed in the Public Offering will survive until such shares are no longer outstanding (including such shares that have been converted into Class I shares).

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares or shares of any class sold pursuant to the DRP. The Dealer Manager will also receive selling commissions over time as distribution fees of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T, Class S and Class D shares, respectively. The Company will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total upfront selling commissions, dealer manager fees and distribution fees paid with respect to such share would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan). The Company will accrue the cost of the distribution fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There will not be a distribution fee with respect to Class I shares. No fees or other compensation will be paid to the Dealer Manager with respect to purchases of Class I shares, Class X-1 shares or Class X-2 shares sold pursuant to the Private Offering. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will waive distribution fees to the Company to the extent a broker-dealer is not eligible to receive them.

As of September 30, 2025 and December 31, 2024, $252 and $32 of distribution fees payable to the Dealer Manager and the corresponding receivable from the Operating Partnership have been reflected as due to related party and receivable from Operating Partnership, respectively, on the accompanying balance sheets.

Related Party Share Ownership

As of both September 30, 2025 and December 31, 2024, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of September 30, 2025.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025
8/1/2025	Class I	3,548	$23.39	$83	8/1/2026

Under the Company’s amended and restated independent director compensation plan (the “DCP”), restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. The total fair value at the vesting date for restricted shares that vested during the three and nine months ended September 30, 2025 was $78 and $136, respectively. There were no restricted shares that vested during the three and nine months ended September 30, 2024.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at December 31, 2024	5,722
Granted	3,548
Vested	(5,722)
Outstanding at September 30, 2025	3,548

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2025 and December 31, 2024, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Share Issuances in the Public Offering

Subsequent to September 30, 2025, the Company issued and sold in the Public Offering (i) 6,293 shares of Class T common stock, 366 shares of Class D common stock and 31,713 shares of Class I common stock in the primary offering for total proceeds of $896 and (ii) 718 shares of Class T common stock, 140 shares of Class D common stock and 887 shares of Class I common stock pursuant to the DRP for a total value of $41.

Changes in Executive Officers and Board Composition

On October 18, 2025, Keith D. Lampi resigned as Chief Executive Officer and as a member and chairman of the board of directors of the Company, effective as of October 20, 2025. The board of directors appointed Denise C. Kramer, the Company’s now-former Chief Operating Officer, Lead Portfolio Manager, as the Company’s Chief Executive Officer, and Ella S. Neyland, the Company’s now-former independent director, as chair of the board, both effective as of October 20, 2025. In connection with Mr. Lampi’s resignation and Ms. Neyland’s acceptance of an officer position with the Company’s sponsor, Ms. Neyland no longer qualifies as an independent director of the Company, and in order to continue to have a majority of independent directors on the board of directors, Anthony Chereso, a member of the board, resigned from the board effective October 20, 2025, on a temporary basis. Additional details are included in the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2025.

Mortgage Loan Amendment by the Operating Partnership

On October 30, 2025, the Operating Partnership amended and restated its loan agreement with Capital One, National Association, individually and as administrative agent, and other lenders from time to time. For further information on the amendment, refer to Note 14 – “Subsequent Events” which is included in the Operating Partnership’s September 30, 2025 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

Distributions

On October 30, 2025, the Company announced that the board of directors authorized a distribution to stockholders of record as of October 31, 2025, that the Company paid on or about November 5, 2025, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0168	$0.0874
Class D Common Stock	$0.1042	$0.0050	$0.0992
Class I Common Stock	$0.1042	N/A	$0.1042

Director Compensation Plan

On November 10, 2025, the board of directors approved an amended and restated Director Compensation Plan to, inter alia, permit the granting of awards to non-independent directors who are affirmatively designated by the board as “Participants” under the compensation plan.

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

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we were subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”).

On September 28, 2023, the SEC declared our Registration Statement on Form S-11 (File No. 333-272750) for our public offering of common stock effective. We have registered a public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in our primary offering and up to $250 million shares pursuant to our distribution reinvestment plan (the “Public Offering”). We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

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

On August 28, 2025, we commenced a private offering of up to $500 million of our Class I shares, Class X-1 shares and Class X-2 shares of common stock to “accredited investors” as defined in Regulation D promulgated under the Securities Act (the “Private Offering”). The purchase price per share for each class of common stock in the Private Offering will vary and will generally be the prior month’s NAV per share for such class. No upfront selling commissions, dealer manager fees or ongoing distribution fees will be paid with respect to purchases of Class I shares, Class X-1 shares and Class X-2 shares sold in the Private Offering. The Private Offering is being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions. Class I shares, Class X-1 shares and Class X-2 shares in the Private Offering are only available through distribution participants selected by Inland Securities Corporation (the “Dealer Manager”) as being eligible based on the amount of offering proceeds anticipated to be raised through such distribution participants, as well as other factors, in the Dealer Manager’s discretion. Distribution participants that are initially eligible only to sell Class I or Class X-1 shares in the Private Offering, may become eligible to sell Class X-1 and/or Class X-2 shares in the Private Offering if the gross proceeds in the Private Offering raised by such distribution participants reach the target specified by the Dealer Manager. We may also offer investors who have purchased Class I shares in the Public Offering and have held such shares for at least one year the option to exchange such shares for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date if such investor’s financial intermediary has reached the requisite gross proceeds raised threshold in the Private Offering as specified by the Dealer Manager. All Class I shares sold in the Private Offering will be exchanged for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date regardless of hold period if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager. Similarly, Class X-1 shares sold in the Private Offering will be exchanged for Class X-2 shares at an exchange rate based on the NAV per share of each class as of the exchange date if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager.

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through September 30, 2025. Our entire activity from inception through September 30, 2025 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in the Public Offering and the Private Offering (collectively, the “Offerings”), we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of our shares sold. As of September 30, 2025, we hold 145,632 Class T OP Units, 23,912 Class D OP Units and 297,814 Class I OP Units, representing a total 7.8% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part II Item 5 in this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

The Operating Partnership

The Operating Partnership was originally formed on June 21, 2021 as a Delaware limited partnership. As of September 30, 2025 and December 31, 2024, the Operating Partnership had total assets of $436.3 million and $453.0 million, respectively. As of both September 30, 2025 and December 31, 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of September 30, 2025 and December 31, 2024 are located in 12 states. A majority of the Operating Partnership’s medical outpatient properties are single-tenant medical outpatient properties. For the nine months ended September 30, 2025, medical outpatient properties, self-storage properties and the student housing property represented 72.6%, 11.0% and 16.4%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2024, medical outpatient properties, self-storage properties and the student housing property represented 76.9%, 8.0% and 15.1%, respectively, of the Operating Partnership’s total revenues. As of September 30, 2025, medical outpatient properties, self-storage properties and the student housing property were 97.7%, 82.5% and 87.9% leased, respectively. As of December 31, 2024, medical outpatient properties, self-storage properties and the student housing property were 100%, 81.2% and 99% leased, respectively. The Operating Partnership has no employees.

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

The Company, the Operating Partnership and our advisor, IPC Alternative Real Estate Advisor, LLC (the “Advisor”) are parties to an amended and restated advisory agreement (as may be amended or restated from time to time, the “Advisory Agreement”), which has been effective since August 28, 2025. Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s and Operating Partnership’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors. The Advisory Agreement provides that the Operating Partnership or the Company will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 OP Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 OP Units and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership.

The Operating Partnership is governed by the Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 28, 2025 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”). On August 24, 2023, IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, was admitted as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10,000 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles it to receive an allocation of “Total Return,” “Class X-1 Total Return” and “Class A Total Return.”

“Total Return” is defined as distributions paid or accrued on OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units) plus the change in the NAV of such OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units), adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return.

“Class X-1 Total Return” is defined as distributions paid or accrued on Class X-1 OP Units plus the change in NAV of such Class X-1 OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class X-1 Total Return will be allocated solely to the Special Limited Partner only after the Class X-1 OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class X-1 OP Unit holders is equal to 10.0% and 90.0%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 10.0% of the annual Class X-1 Total Return.

“Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class A OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return.

No performance participation allocation is made with respect to Class X-2 OP Units.

The Operating Partnership is primarily focused on investing in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. In the initial stages of our capital raise pursuant to the

Offerings, a primary source of proposed real estate investments will consist of DST or other private investment programs sponsored by IPC, an affiliate of our sponsor. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to the Operating Partnership in exchange for OP Units under Section 721 of the Code. In particular, on June 27, 2024, IPC launched a program (the “DST Program”) through which it expects to sponsor a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. In connection with the DST Program, the Operating Partnership will receive a fair market value purchase option with respect to each DST, giving the Operating Partnership the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require DST investors to exchange their DST interests for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

The following discussion and analysis is based on the consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part II Item 5 in this Quarterly Report on Form 10-Q.

The Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Overview of Operating Partnership’s Portfolio

As of September 30, 2025, the Operating Partnership’s real property portfolio consisted of 35 properties totaling approximately 746,601 square feet of medical outpatient properties, 250,755 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 17 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of September 30, 2025:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.6%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.2%	56,173	7.5%	100.0%
Connecticut	2	4.8%	112,369	15.1%	100.0%
Dallas, TX	1	1.5%	16,050	2.1%	100.0%
Garden City, NY	1	2.5%	16,920	2.3%	100.0%
Greendale, IN	1	2.1%	24,722	3.3%	100.0%
Houston, TX	2	12.5%	88,450	11.8%	100.0%
Indianapolis, IN	1	2.7%	42,187	5.7%	100.0%
Oklahoma City, OK	1	3.2%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	26.4%	199,958	26.8%	100.0%
Raleigh, NC	1	1.6%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	7.0%	71,995	9.6%	75.8%
Salt Lake City MSA, UT	2	6.4%	54,758	7.3%	100.0%
Healthcare Total	30	79.5%	746,601	100.0%

Self-Storage
Decatur, GA	1	1.2%	37,650	15.0%	73.6%
Marietta, GA	1	1.8%	59,250	24.0%	85.6%
Montgomery, AL	2	6.7%	153,855	61.0%	83.5%
Self-Storage Total	4	9.7%	250,755	100.0%

Education			Beds	Percentage of Beds
St. Louis, MO	1	10.8%	406	100.0%	87.9%
Portfolio Total	35	100.0%
(1)
Based on fair value as of September 30, 2025.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of September 30, 2025.
(3)
“MSA” refers to metropolitan statistical area.

As of September 30, 2025, all of the properties listed in the table were owned in fee simple, with the exception of the following:

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
•
The Operating Partnership owns a leasehold interest in a medical outpatient property located in Phoenix, Arizona, as well as a fee simple interest in the improvements located thereon. The ground lessor is the State of Arizona, as Trustee through the State Land Commissioner. The ground lease has a term of 99 years, expiring on July 6, 2092. The Operating Partnership is required to pay the ground landlord a current annual base rent of $67, which increases by an annual amount of $6 every five years starting on July 7, 2028 through maturity. The original calculation of the base rent was based on a percentage of the appraised value of the land but is fixed going forward, adjusted for the increases every five years.
•
The Operating Partnership owns a leasehold interest in a medical outpatient property located in West Jordan, Utah, as well as a fee simple interest in the improvements located thereon. The ground lessor is Jordan Valley Medical Center, L.P. The ground lease has a term of 99 years, expiring on October 7, 2114, with three 15-year renewal options. Base rent over the first 15 years of the ground lease term is $360; however, the entirety of this amount has been paid. Total base rent after the first 15 years, i.e., from October 2030 through the remainder of the term, is $1.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across the Operating Partnership’s portfolio as of September 30, 2025:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Beds(1)
Healthcare	$27.42
Self-Storage	$16.01
Education	$11,730
(1)
For healthcare and self-storage properties, average effective annual base rent represents the annualized base rent per leased square foot for the nine months ended September 30, 2025. For the education property, average effective annual base rent represents the annualized base rent per leased bed for the nine months ended September 30, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

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

Lease Expirations

As of September 30, 2025, the weighted-average remaining term of the Operating Partnership’s total leased healthcare portfolio was approximately 6.5 years based on annualized base rent and 6.5 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical outpatient properties for leases in place as of September 30, 2025, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases (2)	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent ($)(1)	Percentage of Total Annualized Base Rent
2025 (remainder of the year)	—	—	—	$—	—
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	2	58,575	8.0%	1,594	7.7%
2029	2	42,442	5.8%	1,339	6.4%
2030	2	71,851	9.8%	1,902	9.1%
2031	5	98,935	13.6%	3,242	15.6%
2032	8	252,171	34.6%	6,373	30.6%
2033	9	164,457	22.6%	5,431	26.1%
2034	—	—	—	—	—
Thereafter	3	40,772	5.6%	936	4.5%
Total	31	729,203	100.0%	$20,817	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of September 30, 2025, multiplied by 12.
(2)
None of the Operating Partnership’s medical outpatient properties have early termination provisions.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of September 30, 2025, there were three tenants that represented more than 10.0% of the Operating Partnership’s healthcare portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s healthcare portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of September 30, 2025.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$4,941	23.7%	$33.78
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.4%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,305	6.3%	35.85
Starling Physicians, P.C.	2	112,369	15.0%	1,291	6.2%	11.49
Surgical Hospital of Oklahoma(1)	1	33,500	4.5%	1,099	5.3%	32.79
Banner Health	1	29,350	3.9%	934	4.5%	31.82
Jordan Valley Medical Center LP	1	25,056	3.4%	901	4.3%	35.95
Community Hospitals of Indiana	1	42,187	5.6%	863	4.1%	20.46
NYU School of Medicine	1	16,920	2.3%	767	3.7%	45.35
Emerus Community Hospital	1	16,388	2.2%	731	3.5%	44.62
Total	20	546,850	73.2%	$16,039	77.0%	$29.33

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

As of September 30, 2025, the Operating Partnership was not actively marketing for sale any properties.

As of September 30, 2025 and December 31, 2024, the Operating Partnership had total debt outstanding of $273.4 million and $273.4 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 4.53% and 4.03% per annum, respectively. The debt consists of:

(i)
a secured term loan in an original maximum total principal commitment amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time. The CONA Mortgage Loan had an outstanding balance of $94.9 million as of September 30, 2025, matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of certain fees and expenses and certain other conditions,
(ii)
a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time. The BMO Mortgage Loan had an outstanding balance of $122.7 million as of September 30, 2025, matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve-month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions,
(iii)
a secured term loan in the original principal amount of $22 million (the “Parkway UL Mortgage Loan”) with Parkway Bank and Trust Company (“Parkway”). On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27.8 million. The Parkway UL Mortgage Loan had an outstanding balance of $27.8 million as of September 30, 2025. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions, and
(iv)
a secured term loan in an original principal amount of $28 million (the “Parkway Storage Mortgage Loan”) with Parkway. The Parkway Storage Mortgage Loan had an outstanding balance of $28 million as of September 30, 2025, matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

On October 30, 2025, the Operating Partnership amended and restated the CONA Mortgage Loan. The amendment increased the outstanding principal balance to $95 million, extended the maturity date to October 29, 2027, added three one-year extension options subject to the satisfaction of certain conditions, and changed the interest rate to Term SOFR plus 1.95% with interest-only payments for the entirety of the term. The Operating Partnership expects to extend or refinance the BMO Mortgage Loan, the Parkway UL Mortgage Loan and the Parkway Storage Mortgage Loan prior to their respective maturities.

As of September 30, 2025 and December 31, 2024, the Operating Partnership had an outstanding balance of $8 million and $10 million, respectively, on the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”). The Credit Facility provides for loan advances in aggregate an aggregate amount not to exceed $22.5 million. The current maturity date of the Credit Facility is November 30, 2025. The daily balance of the loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

As of September 30, 2025 and December 31, 2024, the Operating Partnership’s cash and cash equivalents balance was $7.8 million and $7.8 million, respectively.

As of September 30, 2025 and December 31, 2024, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the nine months ended September 30, 2025 and September 30, 2024

$ in thousands	Nine Months Ended September 30,		Change
	2025	2024	2025 vs. 2024
Net cash flows provided by operating activities	$6,216	$5,856	$360
Net cash flows used in investing activities	$(218)	$(23,246)	$23,028
Net cash flows (used in) provided by financing activities	$(5,938)	$16,703	$(22,641)

Operating activities

The increase in cash from operating activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in property operating income and lower general and administrative expenses partially offset by an increase in interest expense.

Investing activities

$ in thousands	Nine Months Ended September 30,		Change
	2025	2024	2025 vs. 2024
Purchase of investment properties	$—	$(22,682)	$22,682
Capital expenditures and tenant improvements	(218)	(629)	411
Other investing activities	—	65	(65)
Net cash used in investing activities	$(218)	$(23,246)	$23,028

The decrease in cash used in investing activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the acquisition of the Storage Properties that occurred during the second quarter of 2024 with no comparable activity during 2025.

Financing activities

$ in thousands	Nine Months Ended September 30,		Change
	2025	2024	2025 vs. 2024
Contributions	$5,906	$717	$5,189
Total net changes related to debt	(2,075)	25,080	(27,155)
Payment of offering costs	(875)	(528)	(347)
Redemptions of OP Units	(3,590)	(4,104)	514
Distributions paid	(5,304)	(4,647)	(657)
Acquired interest rate swaps	—	(1,004)	1,004
Early termination of interest rate swaps	—	1,189	(1,189)
Net cash (used in) provided by financing activities	$(5,938)	$16,703	$(22,641)

The decrease in cash provided by financing activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to net inflows from debt in 2024 related to the acquisition of Storage Properties with no comparable activity during 2025, partially offset by an increase in contributions.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the nine months ended September 30, 2025 and 2024 is as follows:

$ in thousands	Nine Months Ended September 30,
	2025	2024
Distributions accrued	$5,493	$4,643
Distributions paid	$5,304	$4,647
Cash flows from operations	$6,216	$5,856

For both the nine months ended September 30, 2025 and 2024, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period.

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

The following tables present the property net operating income broken out between same store and non-same store for the three and nine months ended September 30, 2025 and 2024, prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP. All 35 properties the Operating Partnership currently holds were held for the entirety of both the three months ended September 30, 2025 and 2024. A total of 30 medical outpatient properties with 31 operating leases and one student housing property that were acquired before January 1, 2024 represent “same store” properties during the nine months ended September 30, 2025 and 2024. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2024. Four self-storage properties were acquired on April 5, 2024 and are included as non-same store properties for the nine months ended September 30, 2025 and 2024.

Comparison of the three months ended September 30, 2025 and September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change
Rental revenue	$8,214	$8,385	$(171)
Other property revenue	98	67	31
Total revenues	8,312	8,452	(140)

Property operating expenses	1,525	1,492	33
Real estate tax expense	463	384	79
Total property operating expenses	1,988	1,876	112

Property net operating income	$6,324	$6,576	$(252)

General and administrative expenses	(910)	(961)	51
Advisor management fee	(199)	(187)	(12)
Depreciation and amortization	(4,384)	(5,364)	980
Interest expense	(3,863)	(3,849)	(14)
Interest and other income	1	—	1
Net loss	$(3,031)	$(3,785)	$754

Property net operating income. During the three months ended September 30, 2025, property net operating income decreased $252, total property revenues decreased $140, and total property operating expenses, including real estate tax expense, increased $112.

The decrease in total property revenues is primarily due to the move-out of one medical outpatient tenant and a decrease in rental income at our student housing property due to a decrease in occupancy.

The increase in total property operating expenses is primarily due to an increase in insurance expense and an increase in real estate tax expense.

General and administrative expenses. General and administrative expenses decreased $51 in 2025 compared to 2024. The decrease is primarily due to a decrease in professional fees.

Advisor management fee. Advisor management fees increased $12 in 2025 compared to 2024.

Depreciation and amortization. Depreciation and amortization decreased $980 in 2025 compared to 2024. The decrease is primarily due to an increase in fully amortized assets in 2025.

Interest expense. Interest expense increased $14 in 2025 compared to 2024.

Interest and other income. Interest and other income increased $1 in 2025 compared to 2024.

Comparison of the nine months ended September 30, 2025 and September 30, 2024

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental revenue	$24,912	$23,758	$1,154	$22,391	$21,991	$400	$2,521	$1,767	$754
Other property revenue	245	195	50	1	120	(119)	244	75	169
Total revenues	25,157	23,953	1,204	22,392	22,111	281	2,765	1,842	923

Property operating expenses	4,091	3,529	562	3,214	2,938	276	877	591	286
Real estate tax expense	1,421	1,134	287	1,175	976	199	246	158	88
Total property operating expenses	5,512	4,663	849	4,389	3,914	475	1,123	749	374

Property net operating income	$19,645	$19,290	$355	$18,003	$18,197	$(194)	$1,642	$1,093	$549

General and administrative expenses	(3,046)	(3,423)	377
Advisor management fee	(584)	(568)	(16)
Depreciation and amortization	(13,591)	(14,815)	1,224
Interest expense	(11,476)	(10,686)	(790)
Interest and other income	3	210	(207)
Net loss	$(9,049)	$(9,992)	$943

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the nine months ended September 30, 2025 with the results of the same properties owned during the nine months ended September 30, 2024, property net operating income decreased $194, total property revenues increased $281, and total property operating expenses including real estate tax expense increased $475.

The increase in same store total property revenues is primarily due to an increase in rental income due to increased rates at our student housing property, partially offset by a decrease in occupancy, and an increase in rents at our medical outpatient properties.

The increase in same store total property operating expenses is primarily due to an increase in insurance expense and an increase in real estate tax expense.

Non-same store total property net operating income increased $549 during the nine months ended September 30, 2025 as compared to 2024. The increase is a result of acquiring four self-storage properties on April 5, 2024. On a non-same store basis, total property revenues increased $923 and total property operating expenses including real estate tax expense increased $374 during the nine months ended September 30, 2025 as compared to 2024 as a result of this acquisition.

General and administrative expenses. General and administrative expenses decreased $377 in 2025 compared to 2024. The decrease is primarily due to a decrease in professional fees.

Advisor management fee. Advisor management fees increased $16 in 2025 compared to 2024.

Depreciation and amortization. Depreciation and amortization decreased $1,224 in 2025 compared to 2024. The decrease is primarily due to an increase in fully amortized assets in 2025.

Interest expense. Interest expense increased $790 in 2025 compared to 2024. The increase is primarily due to an increase in debt and proceeds from the Credit Facility.

Interest and other income. Interest and other income decreased $207 in 2025 compared to 2024. The decrease is primarily due to a decrease in swap termination income in 2025.

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

FFO and AFFO for the nine months ended September 30, 2025 and 2024 are calculated as follows:

	$ in thousands	Nine Months Ended September 30,
		2025	2024
	Net loss	$(9,049)	$(9,992)
Add:	Depreciation and amortization related to investment properties	13,591	14,815
	Funds from operations (FFO)	4,542	4,823

Less:	Above- and below-market rent intangible lease amortization, net	(1,015)	(1,042)
	Straight-line income, net	(331)	(651)
	Realized gain on termination of interest rate swaps	—	(185)
Add:	Amortization of deferred financing costs	1,168	1,198
	Amortization of mortgage premium/discount	30	111
	Amortization of derivatives costs	594	1,415
	Adjusted funds from operations (AFFO)	$4,988	$5,669

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2025 (dollars and shares/units in thousands):

Components of NAV	As of September 30, 2025
Investments in real estate	$413,060
Cash and cash equivalents	7,847
Restricted cash	387
Other assets	6,136
Debt	(273,292)
Other liabilities (1)	(14,727)
Net asset value	$139,411
Total shares/units outstanding	5,971
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of September 30, 2025, we had accrued under GAAP $272 of distribution fees payable to the Dealer Manager related to the Class T shares and units and Class D shares and units. As of September 30, 2025, we had not sold or issued any Class S shares or units, therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of September 30, 2025 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class D Shares/Units	Class I Shares/Units	Class A Units	Total
Net asset value	$3,489	$555	$9,036	$126,331	$139,411
Number of outstanding shares/units	150	24	389	5,408	5,971
NAV per share/unit as of September 30, 2025	$23.2551	$23.2128	$23.1978	$23.3605

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the September 30, 2025 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.53%	6.32%
Self-Storage	8.17%	6.42%
Education	8.50%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.77%	1.68%	1.79%
	0.25% increase	(1.81)%	(1.90)%	(1.79)%
Exit capitalization rate (weighted average)	0.25% decrease	2.27%	2.18%	2.24%
	0.25% increase	(2.17)%	(2.08)%	(1.79)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of September 30, 2025
Equity per GAAP	$117,833
Adjustments:
Accumulated depreciation and amortization	66,416
Unrealized net real estate and debt appreciation (depreciation)	(40,057)
Straight-line rent adjustment	(5,098)
Unamortized equity-based compensation	69
Other liabilities	248
Net asset value	$139,411

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since January 1, 2024.

Record Date	Aggregate monthly gross distribution declared per share(1)
January 31, 2024	$0.0885
February 29, 2024	$0.0885
March 31, 2024	$0.0885
April 30, 2024	$0.0885
May 31, 2024	$0.0885
June 30, 2024	$0.0885
July 31, 2024	$0.0885
August 31, 2024	$0.0885
September 30, 2024	$0.0885
October 31, 2024	$0.0885
November 30, 2024	$0.0885
December 31, 2024	$0.0885
January 31, 2025	$0.1042
February 28, 2025	$0.1042
March 31, 2025	$0.1042
April 30, 2025	$0.1042
May 31, 2025	$0.1042
June 30, 2025	$0.1042
July 31, 2025	$0.1042
August 31, 2025	$0.1042
September 30, 2025	$0.1042
(1)
This also reflects net distributions declared per share of Class I common stock.

The gross distribution declared was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see “Note 6 - Transactions with Related Parties” which is included in this Quarterly Report on Form 10-Q. As of September 30, 2025, the Company had not issued any shares of Class S, Class X-1 or Class X-2 common stock.

The following table shows the monthly net distribution per share for shares of Class T and Class D common stock outstanding since May 1, 2024, and December 1, 2024, respectively, the first day such shares became outstanding.

Record Date	Monthly net distribution declared per share of Class T common stock	Monthly net distribution declared per share of Class D common stock
May 31, 2024	$0.0704	$—
June 30, 2024	$0.0711	$—
July 31, 2024	$0.0707	$—
August 31, 2024	$0.0711	$—
September 30, 2024	$0.0718	$—
October 31, 2024	$0.0713	$—
November 30, 2024	$0.0717	$—
December 31, 2024	$0.0711	$0.0834
January 31, 2025	$0.0867	$0.0990
February 28, 2025	$0.0884	$0.0995
March 31, 2025	$0.0869	$0.0991
April 30, 2025	$0.0875	$0.0992
May 31, 2025	$0.0870	$0.0991
June 30, 2025	$0.0876	$0.0993
July 31, 2025	$0.0873	$0.0992
August 31, 2025	$0.0872	$0.0992
September 30, 2025	$0.0879	$0.0994

Sources of Distributions to Common Stockholders

	Nine Months Ended September 30,
	2025	2024
Distributions to Holders of Common Stock
Paid in cash	$191	$93
Total distributions	$191	$93
Cash flows from operating activities	$—	$—

During both the nine months ended September 30, 2025 and 2024, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the December 31, 2024 Notes to Financial Statements which is included in our Annual Report on Form 10-K and on Form 10-K/A. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s September 30, 2025 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and the December 31, 2024 Notes to Financial Statements included in our Annual Report on Form 10-K and on Form 10-K/A. The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2024 Notes to Financial Statements included in our Annual Report on

Form 10-K and on Form 10-K/A. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s September 30, 2025 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and December 31, 2024 Notes to Financial Statements included in our Annual Report on Form 10-K and on Form 10-K/A.

Off-Balance Sheet Arrangements

As of September 30, 2025, the Company and the Operating Partnership had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not consolidate the Operating Partnership.

Subsequent Events

For information related to subsequent events, reference is made to “Note 9 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q and Note 14 – “Subsequent Events” which is included in the Operating Partnership’s September 30, 2025 Notes to Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

As of September 30, 2025 and December 31, 2024, the Operating Partnership had outstanding debt of $273.4 million and $273.4 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 2.97% to 6.38% per annum and 2.97% to 5.80% per annum, respectively. The weighted average interest rate as of September 30, 2025 and December 31, 2024 was 4.53% per annum and 4.03% per annum, respectively, which includes the effect of interest rate swaps and interest rate caps. As of September 30, 2025 and December 31, 2024, the weighted average years to maturity for the mortgages was 0.9 years and 1.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$55,759	20.4%	5.80%	$55,759	20.4%	5.80%
Variable rate	41,939	15.3%	6.38%	—	—	—
Variable rate with swap agreements	114,500	41.9%	3.59%	88,000	32.2%	2.99%
Variable rate with cap agreements	61,155	22.4%	3.85%	129,594	47.4%	3.98%
Total	$273,353	100.0%		$273,353	100.0%

If interest rates on all debt which bears interest at variable rates as of September 30, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $0.4 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $0.4 million annually. For the variable rate debt with swap and cap agreements, there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on such debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps and interest rate caps.

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

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s September 30, 2025 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

On August 1, 2025, we issued 1,159 restricted shares of Class I common stock of Ella S. Neyland, with a grant date fair value of $27,125, 1,229 restricted shares of Class I common stock of Michael W. Reid, with a grant date fair value of $28,750, and 1,159 restricted shares of Class I common stock to Daniel Rigby, with a grant date fair value of $27,125, as part of their director compensation. Restricted stock issued to independent directors will generally vest one year from the date of grant and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. These issuances were consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Other than mentioned above, during the three months ended September 30, 2025, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds

We have registered with the SEC the Public Offering up to $1.25 billion in shares of common stock, consisting of up to $1 billion in shares in our primary offering and up to $250 million in shares pursuant to our distribution reinvestment plan. On September 28, 2023, our Registration Statement on Form S-11 (File No. 333-272750) with respect to the Public Offering was declared effective by the SEC.

The following table presents information about the Public Offering and use of proceeds therefrom as of September 30, 2025 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Public Offering shares sold	145,632	—	23,912	280,702	450,246
Gross proceeds from primary offering	$3,549	$—	$565	$6,793	$10,907
Reinvestments of distributions	23	—	7	59	89
Total gross proceeds	3,572	—	572	6,852	10,996
Selling commissions and dealer manager fees	97	—	—	—	97
Other expenses	—	—	—	—	—
Total expenses	97	—	—	—	97
Net Public Offering proceeds (1)	$3,475	$—	$572	$6,852	$10,899

(1) Excludes Public Offering costs of $5,329 incurred by the Operating Partnership.

We also pay our Dealer Manager distribution fees with respect to Class T, Class S and Class D shares sold in the Public Offering, but such fees are funded by the Operating Partnership from its operations rather than the Public Offering proceeds.

We intend to use the net proceeds from such sales to acquire a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties.

We contributed the net proceeds from the Public Offering to the Operating Partnership and received OP Units that correspond to the classes of the shares sold. The Operating Partnership primarily used the proceeds for general corporate expenses, payment of Credit Facility and redemptions.

Share Repurchase Plan

We adopted the share repurchase plan (as amended, the “SRP”), whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, Class I, Class X-1 and Class X-2 shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the Transaction Price (as defined in the SRP) on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the Transaction Price. Stockholders who have received shares of our common stock in exchange for OP Units may include the period of time such stockholder held such OP Units for purposes of calculating the holding period for such shares of our common stock. In the event that we, at our sole discretion, elect to issue Class A shares to holders of OP Units seeking redemption, we expect to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class

T, Class S, Class D, Class I, Class X-1 and Class X-2 shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the SRP if in its reasonable judgment it deems such action to be in our best interest. We began the SRP in January 2024, the first month of the first full calendar quarter following the conclusion of our escrow period.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended September 30, 2025.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2025 - July 31, 2025	—	$—	—	—
August 1, 2025 - August 31, 2025	1,092	23.37	1,092	—
September 1, 2025 - September 30, 2025	—	—	—	—
	1,092	$23.37	1,092

(1) All repurchase requests under our SRP were satisfied.

(2) Repurchases are limited as described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director Compensation Plan

On November 10, 2025, the Company’s board of directors amended and restated its Amended and Restated Independent Director Compensation Plan (the “IDCP”) by adopting the Director Compensation Plan (the “DCP”). In addition to immaterial changes clarifying the timing of initial awards granted under the plan, the DCP amends the IDCP to permit the granting of awards to certain non-independent directors who are designated as participants by the board of directors. The board of directors declared Ella S. Neyland as such a participant with respect to the unvested award granted to her on August 1, 2025 in connection with her re-election to the board and confirmed that her existing unvested awards were not terminated by her ceasing to be an independent director of the Company.

Trading Arrangements

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Financial Statements of the Operating Partnership

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included unaudited consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024, as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Assets:
Investment properties held and used:
Land	$56,953	$56,953
Building and other improvements	381,713	381,450
Total	438,666	438,403
Less: accumulated depreciation	(52,076)	(41,542)
Net investment properties held and used	386,590	396,861
Cash and cash equivalents	7,847	7,825
Restricted cash	387	349
Accounts and rent receivable	5,317	5,030
Acquired lease intangible assets, net	27,066	30,394
Finance lease right-of-use asset, net	2,008	2,047
Operating lease right-of-use assets, net	3,343	3,371
Other assets	3,758	7,078
Total assets	$436,316	$452,955

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$271,057	$269,859
Credit facility payable (Note 10)	8,000	10,000
Accounts payable and accrued expenses	3,754	2,543
Finance lease liability	2,880	2,850
Operating lease liability	1,758	1,746
Distributions payable	618	510
Redemptions payable	308	1,665
Acquired lease intangible liabilities, net	27,744	29,029
Due to related parties (Note 10)	565	251
Other liabilities	1,799	1,785
Total liabilities	318,483	320,238

Commitments and contingencies (Note 9)

Partners’ Capital:
General Partner	—	—
Limited Partners	114,977	126,805
Accumulated other comprehensive income	2,856	5,912
Total partners’ capital	117,833	132,717
Total liabilities and partners’ capital	$436,316	$452,955

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental revenue	$8,214	$8,385	$24,912	$23,758
Other property revenue	98	67	245	195
Total revenues	8,312	8,452	25,157	23,953

Expenses:
Property operating expenses	1,525	1,492	4,091	3,529
Real estate tax expense	463	384	1,421	1,134
General and administrative expenses	910	961	3,046	3,423
Advisor management fee (Note 10)	199	187	584	568
Depreciation and amortization	4,384	5,364	13,591	14,815
Total expenses	7,481	8,388	22,733	23,469

Other Income (Expense):
Interest expense	(3,863)	(3,849)	(11,476)	(10,686)
Interest and other income	1	—	3	210
Net loss	$(3,031)	$(3,785)	$(9,049)	$(9,992)

Comprehensive loss:
Net loss	$(3,031)	$(3,785)	$(9,049)	$(9,992)
Unrealized gain (loss) on derivatives	141	(2,501)	12	1,561
Reclassification adjustment for amounts included in net loss	(1,019)	(1,596)	(3,068)	(5,146)
Comprehensive loss	$(3,909)	$(7,882)	$(12,105)	$(13,577)

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the Three Months Ended September 30, 2025	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at June 30, 2025	$—	$118,186	$3,734	$121,920

Contributions	—	2,649	—	2,649
Redemptions of OP Units	—	(520)	—	(520)
Distributions	—	(1,852)	—	(1,852)
Equity-based compensation	—	20	—	20
Offering costs	—	(475)	—	(475)
Unrealized gain on derivatives	—	—	141	141
Reclassification adjustment for amounts included in net loss	—	—	(1,019)	(1,019)
Net loss	—	(3,031)	—	(3,031)

Balance at September 30, 2025	$—	$114,977	$2,856	$117,833

For the Three Months Ended September 30, 2024	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at June 30, 2024	$—	$136,180	$9,170	$145,350

Contributions	—	414	—	414
Redemptions of OP Units	—	(673)	—	(673)
Distributions	—	(1,543)	—	(1,543)
Equity-based compensation	—	35	—	35
Offering costs	—	(288)	—	(288)
Unrealized loss on derivatives	—	—	(2,501)	(2,501)
Reclassification adjustment for amounts included in net loss	—	—	(1,596)	(1,596)
Net loss	—	(3,785)	—	(3,785)

Balance at September 30, 2024	$—	$130,340	$5,073	$135,413

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the Nine Months Ended September 30, 2025	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2024	$—	$126,805	$5,912	$132,717

Contributions	—	5,987	—	5,987
Redemptions of OP Units	—	(2,233)	—	(2,233)
Distributions	—	(5,493)	—	(5,493)
Equity-based compensation	—	72	—	72
Offering costs	—	(1,112)	—	(1,112)
Unrealized gain on derivatives	—	—	12	12
Reclassification adjustment for amounts included in net loss	—	—	(3,068)	(3,068)
Net loss	—	(9,049)	—	(9,049)

Balance at September 30, 2025	$—	$114,977	$2,856	$117,833

For the Nine Months Ended September 30, 2024	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2023	$—	$146,709	$8,658	$155,367

Contributions	—	3,120	—	3,120
Redemptions of OP Units	—	(4,379)	—	(4,379)
Distributions	—	(4,643)	—	(4,643)
Equity-based compensation	—	66	—	66
Offering costs	—	(541)		(541)
Unrealized gain on derivatives	—	—	1,561	1,561
Reclassification adjustment for amounts included in net loss	—	—	(5,146)	(5,146)
Net loss	—	(9,992)	—	(9,992)

Balance at September 30, 2024	$—	$130,340	$5,073	$135,413

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,049)	$(9,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,591	14,815
Amortization of debt issuance costs and premium/discount	1,198	1,309
Amortization of acquired above- and below-market leases, net	(1,015)	(1,042)
Amortization of equity-based compensation	72	66
Amortization of finance lease right-of-use asset	39	41
Amortization of operating lease right-of-use assets	28	28
Realized gain on termination of interest rate swaps	—	(185)
Straight-line income	(441)	(760)
Changes in assets and liabilities:
Accounts and rent receivable	154	118
Due from related parties	—	166
Other assets	(254)	(306)
Accounts payable and accrued expenses	1,241	219
Due to related parties	81	(86)
Operating lease liability	12	11
Other liabilities	559	1,454
Net cash flows provided by operating activities	6,216	5,856

Cash flows from investing activities:
Purchase of investment properties	—	(22,682)
Capital expenditures and tenant improvements	(218)	(629)
Other investing activities	—	65
Net cash flows used in investing activities	(218)	(23,246)

Cash flows from financing activities:
Contributions	5,906	717
Proceeds from mortgage loans	—	34,122
Payment of mortgage loans	—	(17,735)
Proceeds from credit facility	—	19,000
Payment of credit facility	(2,000)	(9,000)
Redemptions of OP Units	(3,590)	(4,104)
Payment of offering costs	(875)	(528)
Distributions paid	(5,304)	(4,647)
Payment of debt issuance costs	(75)	(1,307)
Acquired interest rate swaps	—	(1,004)
Early termination of interest rate swaps	—	1,189
Net cash flows (used in) provided by financing activities	(5,938)	16,703

Net increase (decrease) in cash, cash equivalents and restricted cash	60	(687)
Cash, cash equivalents and restricted cash, at beginning of the period	8,174	6,965
Cash, cash equivalents and restricted cash, at end of the period	$8,234	$6,278

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Nine Months Ended September 30,
	2025	2024

Cash paid for interest	$9,617	$7,917

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$618	$514

Distributions reinvested	$81	$—

Redemptions payable	$308	$480

Accrued capital expenditures	$107	$23

Issuance of Class I OP Units for restricted share grants (Note 11)	$83	$143

In conjunction with the purchase of investment properties, the Operating Partnership acquired assets and assumed liabilities as follows:
Land	$—	$9,885
Building and improvements	—	31,046
Acquired in-place lease intangibles	—	1,934
Assumed mortgage loans	—	(17,634)
Other assumed liabilities	—	(145)
Total consideration to purchase investment properties	—	25,086
Issuance of Class I OP Units as consideration for the acquisition of real estate	—	(2,294)
Issuance of Class T OP Units as consideration for the acquisition of real estate	—	(110)
Cash used to purchase investment properties	$—	$22,682

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar amounts in thousands)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”) for the fiscal year ended December 31, 2024 included in the General Partner’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2025 and on Form 10-K/A as filed with the SEC on August 22, 2025, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Operating Partnership, a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. As of September 30, 2025, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties are located in 12 states. The Operating Partnership has no employees.

The Operating Partnership is externally managed by IPC Alternative Real Estate Advisor, LLC, a Delaware limited liability company (“the Advisor”), an affiliate of Inland Real Estate Investment Corporation, a Delaware corporation (“IREIC”), pursuant to an amended and restated advisory agreement dated and effective as of August 28, 2025, among the Operating Partnership, the General Partner and IPC Alternative Real Estate Advisor, LLC (as may be amended or restated from time to time, the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring the General Partner’s and the Operating Partnership’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the General Partner’s and Operating Partnership’s assets, in accordance with the General Partner’s investment objectives, guidelines, policies and limitations, subject to oversight by the General Partner’s board of directors.

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the SEC. On August 28, 2025, the General Partner commenced a private offering for up to $500,000 in certain shares of common stock. The General Partner contributes the proceeds from the offerings to the Operating Partnership. The General Partner elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2024. Until that time, the General Partner was subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of September 30, 2025, the Operating Partnership had 5,971,356 Operating Partnership Units (“OP Units”) outstanding, comprised of 150,013 Class T OP Units, 23,912 Class D OP Units, 5,407,905 Class A OP Units and 389,526 Class I OP Units. The General Partner held 145,632 of the Class T OP Units, 23,912 of the Class D OP Units and 297,814 of the Class I OP Units, representing a total 7.8% interest in the Operating Partnership as of September 30, 2025. See Note 6 – “Equity” and Note 10 – “Transactions with Related Parties” for further information. The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Operating Partnership’s audited consolidated financial statements for the fiscal year ended December 31, 2024 included in the General Partner’s Annual Report on Form 10-K filed with the SEC on March 19, 2025 and on Form 10-K/A filed with the SEC on August 22, 2025, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Operating Partnership’s significant accounting policies during the nine months ended September 30, 2025.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	September 30,
	2025	2024
Cash and cash equivalents	$7,847	$5,958
Restricted cash	387	320
Total cash, cash equivalents, and restricted cash	$8,234	$6,278

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items, on an annual and interim basis, and to provide in interim periods all disclosures that were required annually regarding a reportable segment’s profit or loss and assets. ASU 2023-07 became effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption was permitted. The Operating Partnership has adopted ASU 2023-07 and updated its disclosures. See Note 13 - “Segment Reporting” for further information. The adoption did not have any impact on the Operating Partnership’s financial position, results of operations, or cash flows.

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

NOTE 3 – ACQUISITIONS

2025 Acquisitions

The Operating Partnership did not acquire any properties during the nine months ended September 30, 2025.

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

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$44,066	$44,066
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(20,204)	(16,876)
Acquired lease intangible assets, net	$27,066	$30,394
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	6,996	5,711
Acquired lease intangible liabilities, net	$(27,744)	$(29,029)

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

The following table summarizes the Operating Partnership’s ground lease intangibles as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(73)	(60)
Acquired below-market ground lease intangibles, net	$1,740	$1,753

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	27	23
Acquired above-market ground lease intangibles, net	$(473)	$(477)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization recorded as amortization expense:
Acquired in-place lease value	$867	$1,867	$3,058	$4,634
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(1)	$(1)	$(4)	$(4)
Below-market ground leases, operating leases	4	4	13	13
Net property operating expense increase	$3	$3	$9	$9
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$(78)	$(81)	$(270)	$(243)
Acquired below-market leases	428	429	1,285	1,285
Net rental revenue increase	$350	$348	$1,015	$1,042

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2025 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2025 (remainder of the year)	$441	$54	$(428)	$(1)	$4
2026	3,498	324	(1,713)	(6)	18
2027	3,498	324	(1,713)	(6)	18
2028	3,720	316	(1,713)	(6)	18
2029	3,205	302	(1,713)	(6)	18
Thereafter	10,851	533	(20,464)	(448)	1,664
Total	$25,213	$1,853	$(27,744)	$(473)	$1,740

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2025 and December 31, 2024, the Operating Partnership had the following mortgage loans payable:

	September 30, 2025		December 31, 2024
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
CONA Mortgage Loan (maturity date September 28, 2026)
Variable rate with swap agreements	$53,000	4.31%	$26,500	3.03%
Variable rate with cap agreements	—	—	68,439	4.10%
Variable rate	41,939	6.38%	—	—
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate with cap agreements	61,155	3.85%	61,155	3.85%
Parkway UL Mortgage Loan (maturity date March 28, 2026)	27,759	5.80%	27,759	5.80%
Parkway Storage Mortgage Loan (maturity date April 25, 2026)	28,000	5.80%	28,000	5.80%
Total debt before discount and debt issuance costs including impact of interest rate swaps/caps	273,353		273,353
Less: Unamortized discount on assumed mortgage loan	(136)		(166)
Less: Unamortized debt issuance costs	(2,160)		(3,328)
Total mortgage loans payable, net	$271,057		$269,859

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 4.53% and 4.03% per annum as of September 30, 2025 and December 31, 2024, respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $273,353 as of both September 30, 2025 and December 31, 2024, and its estimated fair value was $273,292 and $272,877 as of September 30, 2025 and December 31, 2024, respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of September 30, 2025, scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

September 30, 2025
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

As of September 30, 2025, the Operating Partnership had $94,939 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Advances made under the CONA Mortgage Loan accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 2.10%. The CONA Mortgage Loan matures on September 28, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

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

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of September 30, 2025, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

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

As of September 30, 2025, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Advances made under the BMO Mortgage Loan accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of September 30, 2025, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

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

As of September 30, 2025, the Operating Partnership had $27,759 outstanding under the Parkway UL Mortgage Loan. The Parkway UL Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter. The Parkway UL Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The initial maturity date of the Parkway UL Mortgage Loan was October 26, 2024. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Pursuant to the amendment, the Parkway UL Mortgage Loan bears interest at a fixed rate equal to 5.80% per annum until March 28, 2026. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on March 28, 2026 plus 2.00%. Beginning on April 28, 2024, the Parkway UL Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due.

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

Parkway Storage Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage Mortgage Loan”). As of September 30, 2025, the Operating Partnership had $28,000 outstanding under the Parkway Storage Mortgage Loan. The Parkway Storage Mortgage Loan bears interest at a rate equal to 5.80% per annum. The Parkway Storage Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the Parkway Storage Mortgage Loan is April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on April 25, 2026 plus 2.00%.

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

All of the Operating Partnership’s interest rate swap and cap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Operating Partnership’s interest rate swap and cap contracts outstanding as of September 30, 2025:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at September 30, 2025 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	August 11, 2022	August 1, 2022	September 28, 2026	1-month Term SOFR	0.93%	$26,500	$691
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	1,651
CONA Mortgage Loan swap	March 9, 2023	January 2, 2025	September 28, 2026	1-month Term SOFR	3.48%	26,500	26
Interest rate cap agreements
BMO Mortgage Loan cap	December 12, 2022	December 1, 2022	December 30, 2025	1-month Term SOFR	1.75%	61,155	336
						$175,655	$2,704
(a)
As of September 30, 2025, the 1-month Term SOFR was 4.13%.
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

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships:	2025	2024	2025	2024
Effective portion of derivatives	$141	$(2,501)	$12	$1,561
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(1,019)	$(1,596)	$(3,068)	$(5,146)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $3,863 and $3,849 for the three months ended September 30, 2025 and 2024, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $11,476 and $10,686 for the nine months ended September 30, 2025 and 2024, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $2,856.

NOTE 6 – EQUITY

The Operating Partnership’s capital includes general and limited partnership interests in the Operating Partnership referred to as General Partner’s capital and Limited Partners’ capital, respectively, in the accompanying consolidated statements of partners’ capital. The General Partner and the Limited Partners are collectively referred to as Partners. Partnership interests in the Operating Partnership, other than the Special Limited Partner (as defined in Note 10) interest and General Partner interest, are currently divided into seven classes of units: (a) Class T OP Units; (b) Class S OP Units; (c) Class D OP Units; (d) Class I OP Units; (e) Class X-1 OP Units; (f) Class X-2 OP Units and (g) Class A OP Units. In general, the Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, Class X-1 OP Units and Class X-2 OP Units issued to the General Partner are intended to correspond on a one-for-one basis with the General Partner’s Class T shares, Class S shares, Class D shares, Class I shares, Class X-1 shares and Class X-2 shares. Similarly, Class A OP Units issued to the General Partner are intended to correspond on a one-for-one basis with the General Partner’s Class A shares if the General Partner issues Class A shares in connection with a Class A OP Unit redemption request. When the General Partner receives proceeds from the sale of shares of its common stock, the General Partner contributes such proceeds to the Operating Partnership and receives OP Units that correspond to the classes of the shares sold in the offering. Additionally, the Operating Partnership may issue any of these classes of OP Units to its Limited Partners. See Note 10 – “Transactions with Related Parties” for further information on management fees and performance participation allocation for each of the classes of OP Units.

Effective July 31, 2023, in contemplation of the Registration Statement as discussed in Note 1, the Operating Partnership effected a unit split for each OP Unit resulting in 5,815,959 Class A OP Units outstanding.

As of September 30, 2025, there were 145,632 Class T OP Units, 23,912 Class D OP Units and 297,814 Class I OP Units issued to the General Partner. As of September 30, 2024, there were 4,351 Class T OP Units and 139,000 Class I OP Units issued to the General Partner. As of both September 30, 2025 and 2024, there were no General Partner interests issued to the General Partner.

Pursuant to the Amended and Restated Limited Partnership Agreement, OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner. During the three and nine months ended September 30, 2025, certain Class A OP unitholders requested redemption of their units as shown in the tables below, all of which the General Partner accepted and agreed to redeem for cash. As of September 30, 2025, $308 in redemptions payable are reflected on the consolidated balance sheet.

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the three months ended September 30, 2025 and 2024:

For the Three Months Ended September 30, 2025	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (1)	Class D OP Units (1)	Class I OP Units (1)
Beginning balance	—	5,428,923	83,204	21,587	343,935
Issuance of units	—	—	66,809	2,325	46,683
Redemptions	—	(21,018)	—	—	(1,092)
Ending balance	—	5,407,905	150,013	23,912	389,526

For the Three Months Ended September 30, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (2)	Class I OP Units (2)
Beginning balance	—	5,603,704	8,243	210,890
Issuance of units	—	—	489	19,821
Redemptions	—	(27,904)	—	—
Ending balance	—	5,575,800	8,732	230,711

The following tables detail the change in the Operating Partnership’s units for the nine months ended September 30, 2025 and 2024:

For the Nine Months Ended September 30, 2025	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (1)	Class D OP Units (1)	Class I OP Units (1)
Beginning balance	—	5,499,623	25,556	2,266	281,978
Issuance of units	—	—	124,457	21,646	108,640
Redemptions	—	(91,718)	—	—	(1,092)
Ending balance	—	5,407,905	150,013	23,912	389,526

For the Nine Months Ended September 30, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (2)	Class I OP Units (2)
Beginning balance	—	5,751,638	—	108,569
Issuance of units	—	—	8,732	122,142
Redemptions	—	(175,838)	—	—
Ending balance	—	5,575,800	8,732	230,711

(1) As of September 30, 2025, 97.1% of the Class T OP Units, 100.0% of the Class D OP Units and 76.5% of the Class I OP Units were held by the General Partner.

(2) As of September 30, 2024, 49.8% of the Class T OP Units and 60.2% of the Class I OP Units were held by the General Partner.

NOTE 7 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions paid	$1,806	$1,542	$5,304	$4,647
Distributions accrued	$1,852	$1,543	$5,493	$4,643

NOTE 8 –LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical outpatient properties, four self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical outpatient leases, as of September 30, 2025, range from 2.4 years to 12.4 years. The leases for self-storage units generally are on a month-to-month basis. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

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

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental revenue - fixed payments	$7,116	$7,340	$21,569	$20,769
Rental revenue - variable payments (a)	748	697	2,328	1,947
Amortization of acquired above- and below-market leases, net	350	348	1,015	1,042
Rental revenue	$8,214	$8,385	$24,912	$23,758

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of September 30, 2025 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties and the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2025 (remainder of the year)	$4,954
2026	20,002
2027	20,505
2028	20,035
2029	19,427
Thereafter	52,601
Total	$137,524

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2025	2024	2025	2024
Ironwood Physicians, P.C.	16%	16%	16%	17%
Memorial Hermann Health System	11%	11%	11%	11%

Geographic Concentration

As of both September 30, 2025 and December 31, 2024, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical outpatient properties.

As of both September 30, 2025, and December 31, 2024, Alabama and Georgia represented approximately 61% and 39%, respectively, of the Operating Partnership’s total rentable square feet of self-storage properties.

Lease Expense as a Lessee

The below table shows the remaining lease term, including extensions, as of September 30, 2025, for the leases where the Operating Partnership is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	67
Jordan Valley Medical Center	134
Saint Elizabeth Medical Center	82

For both the three months ended September 30, 2025 and 2024, total rent expense was $79, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss. For both the nine months ended September 30, 2025 and 2024, total rent expense was $238, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating cash flows - operating leases	$17	$17	$50	$50
Operating cash flows - finance leases	$26	$26	$79	$79

For the three and nine months ended September 30, 2025 and 2024, total finance lease cost was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of finance lease right-of-use asset	$13	$14	$39	$41
Interest on finance lease liability	37	36	109	107
Total finance lease cost	$50	$50	$148	$148

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(222)	(183)
Finance lease right-of-use asset, net of amortization	$2,008	$2,047

Lease payments for the ground leases as of September 30, 2025 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2025 (remainder of the year)	$17	$26
2026	67	105
2027	67	121
2028	70	121
2029	72	121
Thereafter	6,685	16,582
Total undiscounted lease payments	$6,978	$17,076
Less: Amount representing interest	(5,220)	(14,196)
Present value of lease liability	$1,758	$2,880

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both September 30, 2025 and December 31, 2024, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

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

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three and nine months ended September 30, 2025 and 2024. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2025	2024	2025	2024	September 30, 2025	December 31, 2024
General and administrative reimbursements	(a)	$239	$233	$738	$837	$153	$56
Loan costs	(b)	$—	$—	$—	$6	$—	$—
Acquisition related costs		$—	$—	$—	$25	$—	$—
Interest expense	(c)	$87	$105	$295	$226	$28	$37
Offering Costs	(d)	$29	$20	$79	$64	$281	$45

Property management fees		$193	$112	$547	$439	$21	$15
Property operating expenses		101	104	310	223	9	24
Construction management fees		3	—	6	—	6	10
Total property management related costs	(e)	$297	$216	$863	$662	$36	$49

Advisor management fee	(f)	$199	$187	$584	$568	$67	$64

Performance participation allocation		$—	$—	$—	$—	$—	$—

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

(f)
Per the Advisory Agreement, the Operating Partnership or the General Partner pays the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 OP Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 OP Units and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the General Partner or Class I OP Units of the Operating Partnership. The management fee is included within Advisor management fee in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

Performance Participation Allocation

The Operating Partnership is governed by the Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 28, 2025 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”).

On August 24, 2023, the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles the Special Limited Partner to receive an allocation of “Total Return,” “Class X-1 Total Return” and “Class A Total Return.”

“Total Return” is defined as distributions paid or accrued on OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units) plus the change in the NAV of such OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units), adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return.

“Class X-1 Total Return” is defined as distributions paid or accrued on Class X-1 OP Units plus the change in NAV of such Class X-1 OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class X-1 Total Return will be allocated solely to the Special Limited Partner only after the Class X-1 OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class X-1 OP Unit holders is equal to 10.0% and 90.0%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 10.0% of the annual Class X-1 Total Return.

“Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class A OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return.

No performance participation allocation is made with respect to Class X-2 OP Units. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return, Class X-1 Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. As of both September 30, 2025 and 2024, the Special Limited Partner had accrued a performance participation allocation of $0.

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

As of September 30, 2025 and December 31, 2024, the Operating Partnership had an outstanding balance of $8,000 and $10,000, respectively, on the Credit Facility.

Class A OP Units held by Affiliates

As of both September 30, 2025 and December 31, 2024, 75,484 Class A OP Units, which represents 1.40% and 1.37%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

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

Other assets

As of September 30, 2025 and December 31, 2024, other assets includes $3 and $12, respectively, of prepaid expenses to Devon.

NOTE 11 – EQUITY-BASED COMPENSATION

As a result of the restricted share grants by the General Partner to its independent directors, the Operating Partnership issued 2,387, 3,335 and 3,548 Class I OP Units to the General Partner on March 19, 2024, August 1, 2024 and August 1, 2025, respectively. Compensation expense associated with such units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with such units issued to the General Partner was $20 and $72 for the three and nine months ended September 30, 2025, respectively. Compensation expense associated with such units issued to the General Partner was $35 and $66 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the General Partner had $69 of unrecognized compensation expense related to such units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to such units will be recognized is 0.8 years.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2025
Interest rate swap agreements - Other assets	$—	$2,368	$—	$2,368
Interest rate cap agreements - Other assets	$—	$336	$—	$336

December 31, 2024
Interest rate swap agreements - Other assets	$—	$4,931	$—	$4,931
Interest rate cap agreements - Other assets	$—	$1,423	$—	$1,423

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

NOTE 13 – SEGMENT REPORTING

As of September 30, 2025, the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. Factors used to determine the Operating Partnership’s reportable segments include the physical and economic characteristics of the properties and the related operating activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies for the Operating Partnership. The chief operating decision maker (“CODM”) relies on segment net operating income to make decisions about allocating resources and assessing segment performance. Segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment. The significant segment expenses provided to the CODM are property operating expenses and the real estate tax expense, which are both disclosed in the tables below. The Operating Partnership’s CODM is the Chief Executive Officer of the General Partner.

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

The following table details the total assets by reportable segment as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Healthcare	$354,799	$369,939
Self-Storage	39,534	40,188
Education	33,752	34,705
Corporate and other	8,231	8,123
Total assets	$436,316	$452,955

The following table details the financial results by reportable segment for the three months ended September 30, 2025:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$6,050	$854	$1,310	$8,214
Other property revenue	—	98	—	98
Total revenues	6,050	952	1,310	8,312

Expenses:
Property operating expenses	525	300	700	1,525
Real estate tax expense	277	75	111	463
Total expenses	802	375	811	1,988

Segment net operating income	$5,248	$577	$499	$6,324

Depreciation and amortization	$(3,705)	$(307)	$(372)	$(4,384)

General and administrative expenses				$(910)
Advisor management fee				(199)
Interest expense				(3,863)
Interest and other income				1
Net loss				$(3,031)

The following table details the financial results by reportable segment for the three months ended September 30, 2024:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$6,220	$859	$1,306	$8,385
Other property revenue	1	66	—	67
Total revenues	6,221	925	1,306	8,452

Expenses:
Property operating expenses	505	351	636	1,492
Real estate tax expense	213	78	93	384
Total expenses	718	429	729	1,876

Segment net operating income	$5,503	$496	$577	$6,576

Depreciation and amortization	$(3,736)	$(1,264)	$(364)	$(5,364)

General and administrative expenses				$(961)
Advisor management fee				(187)
Interest expense				(3,849)
Net loss				$(3,785)

The following table details the financial results by reportable segment for the nine months ended September 30, 2025:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$18,260	$2,521	$4,131	$24,912
Other property revenue	1	244	—	245
Total revenues	18,261	2,765	4,131	25,157

Expenses:
Property operating expenses	1,568	877	1,646	4,091
Real estate tax expense	841	246	334	1,421
Total expenses	2,409	1,123	1,980	5,512

Segment net operating income	$15,852	$1,642	$2,151	$19,645

Depreciation and amortization	$(11,570)	$(912)	$(1,109)	$(13,591)

General and administrative expenses				$(3,046)
Advisor management fee				(584)
Interest expense				(11,476)
Interest and other income				3
Net loss				$(9,049)

The following table details the financial results by reportable segment for the nine months ended September 30, 2024:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$18,273	$1,767	$3,718	$23,758
Other property revenue	120	75	—	195
Total revenues	18,393	1,842	3,718	23,953

Expenses:
Property operating expenses	1,459	591	1,479	3,529
Real estate tax expense	698	158	278	1,134
Total expenses	2,157	749	1,757	4,663

Segment net operating income	$16,236	$1,093	$1,961	$19,290

Depreciation and amortization	$(11,205)	$(2,527)	$(1,083)	$(14,815)

General and administrative expenses				$(3,423)
Advisor management fee				(568)
Interest expense				(10,686)
Interest and other income				210
Net loss				$(9,992)

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Operating Partnership has evaluated events that occurred through November 12, 2025, which is the date of issuance of these consolidated financial statements to determine whether any of these events required disclosure in the consolidated financial statements.

CONA Mortgage Loan Amendment

On October 30, 2025, the Operating Partnership amended and restated the CONA Loan Agreement. The amendment increased the outstanding principal balance to $95,000, extended the maturity date to October 29, 2027, added three one-year extension options subject to the satisfaction of certain conditions, and changed the interest rate to Term SOFR plus 1.95% with interest-only payments for the entirety of the term. In connection with the amendment, the CONA mortgage loan swap agreements listed in Note 5 – “Debt and Derivative Instruments” were terminated and the Operating Partnership entered into a new interest rate swap agreement with CONA on October 27, 2025, with an effective date of November 3, 2025. The new interest rate swap has a notional amount of $95,000, termination date of September 28, 2028, receive floating rate of 1-month Term SOFR, and a pay fixed rate of 3.04%.

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

3.3

Articles of Amendment, filed August 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

3.4

Articles Supplementary, filed August 28, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.2

Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.3

Net Asset Value Calculation and Valuation Guidelines (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 20, 2024)

10.1*	Director Compensation Plan

10.2

Dealer Manager Agreement - Private Offering, dated August 28, 2025, by and between the Company and the Dealer Manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

10.3

Form of Selected Dealer Agreement - Private Offering (included as Exhibit A to the Dealer Manager Agreement - Private Offering filed as Exhibit 10.2 hereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

10.4

Form of Selected RIA Agreement - Private Offering (included as Exhibit B to the Dealer Manager Agreement - Private Offering filed as Exhibit 10.2 hereto) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

10.5

Amended and Restated Advisory Agreement, dated August 28, 2025, by and among the Company, the Operating Partnership and the Advisor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

10.6

Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 28, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

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

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

/s/ Denise C. Kramer
By:	Denise C. Kramer
Chief Executive Officer (principal executive officer)
Date:	November 12, 2025

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	November 12, 2025