Form 10-K
period 2025-12-31
IPC Alternative Real Estate Income Trust, Inc.
filed 2026-03-18
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant: There is no established public market for the registrant’s shares of common stock.

As of March 17, 2026, the registrant has the following shares of common stock outstanding: 189,090 shares of Class T common stock, 0 shares of Class S common stock, 24,711 shares of Class D common stock, 376,414 shares of Class I common stock, 10,770 shares of Class X-1 common stock, 0 shares of Class X-2 common stock and 0 shares of Class A common stock.

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
•
We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2024. Until that time, we were subject to taxation at regular corporate rates under the Code. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. However, if we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
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

PART I

Item 1. Business

General Development of the Business

IPC Alternative Real Estate Income Trust, Inc. (the “Company”, “we,” “our,” or “us”) was incorporated on June 12, 2023 as a Maryland corporation and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we were subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Code”). We had little or no taxable income for the taxable year ended December 31, 2023. We were originally formed on June 17, 2021 as a Delaware limited liability company named Inland Private Capital Alternative Assets Fund, LLC and converted to a Maryland corporation on June 12, 2023. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) (originally formed under the name IPC Alternative Assets Operating Partnership, LP). We have no employees.

Prior to August 24, 2023, we were managed by IPC Alternative Real Estate Advisor, LLC (the “Advisor”), an affiliate of Inland Real Estate Investment Corporation (“IREIC” or our “sponsor”), pursuant to a Business Management Agreement. On August 24, 2023, the Business Management Agreement was terminated and we, the Operating Partnership and the Advisor entered into an advisory agreement, which was effective from August 1, 2023. Effective August 28, 2025, we, the Operating Partnership and the Advisor entered into an amended and restated advisory agreement (as may be amended or restated from time to time, the “Advisory Agreement”).

We conduct substantially all of our business and own, indirectly, substantially all of our assets through the Operating Partnership. We, through the Operating Partnership, invest in stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We, through the Operating Partnership, may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

On September 28, 2023, our Registration Statement on Form S-11 (File No. 333-272750) with respect to our public offering was declared effective by the Securities and Exchange Commission (“SEC”). We have registered with the SEC an offering up to $1.25 billion in shares of common stock, consisting of up to $1 billion in shares in our primary offering and up to $250 million in shares pursuant to our distribution reinvestment plan (the “Public Offering”). Inland Securities Corporation (the “Dealer Manager”), an affiliate of our sponsor, is the dealer manager for the Public Offering and the Private Offering (described below). We are offering to sell any combination of four classes of shares of our common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

On December 1, 2023, we had satisfied the minimum offering requirement in all states, except the State of Pennsylvania, in the Public Offering and authorized the release of proceeds from escrow.

On August 28, 2025, we commenced a private offering (the “Private Offering”) of up to $500 million of our Class I shares, Class X-1 shares and Class X-2 shares of common stock to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The purchase price per share for each class of common stock in the Private Offering will vary and will generally be the prior month’s NAV per share for such class. No upfront selling commissions, dealer manager fees or ongoing distribution fees will be paid with respect to purchases of Class I shares, Class X-1 shares and Class X-2 shares sold in the Private Offering. The Private Offering is being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions. Class I shares, Class X-1 shares and Class X-2 shares in the Private Offering are only available through distribution participants selected by the Dealer Manager as being eligible based on the amount of offering proceeds anticipated to be raised through such distribution participants, as well as other factors, in the Dealer Manager’s discretion. Distribution participants that are initially eligible only to sell Class I or Class X-1 shares in the Private Offering, may become eligible to sell Class X-1 and/or Class X-2 shares in the Private Offering if the gross proceeds in the Private Offering raised by such distribution participants reach the target specified by the Dealer Manager. We may also offer investors who have purchased Class I shares in the Public Offering and have held such shares for at least one year the option to exchange such shares for Class X-1 and Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date if such investor’s financial intermediary has reached the requisite gross proceeds raised threshold in the Private Offering as specified by the Dealer Manager. All Class I shares sold in the Private Offering will be exchanged for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date regardless of hold period if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager. Similarly, Class X-1 shares sold in the Private Offering will be exchanged for Class X-2 shares at an exchange rate based on the NAV per share of each class as of the exchange date if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager.

When we receive proceeds from the Public Offering and the Private Offering (collectively, the “Offerings”), we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of the shares sold. We account for the units acquired in the Operating Partnership as an equity method investment during any period that our investment in the Operating Partnership is not considered significant to the Operating Partnership and expect to consolidate the Operating Partnership at such time that our investment in the Operating Partnership is considered significant to the Operating Partnership, and thereafter present the results of operations on a consolidated basis.

As of March 17, 2026, we had received and accepted investors’ subscriptions for and issued 189,090 shares of Class T common stock, 0 shares of Class S common stock, 24,711 shares of Class D common stock and 365,029 shares of Class I common stock in the Public Offering, resulting in gross proceeds of $14 million, including proceeds from the distribution reinvestment plan (as amended, the “DRP”). As of March 17, 2026, $1.2 billion of common stock remained available to be sold in the Public Offering.

As of December 31, 2025, we hold 176,028 Class T OP Units, 24,491 Class D OP Units, 347,759 Class I OP Units and 4,298 Class X-1 OP Units in the Operating Partnership.

For more information on the Offerings, see Part IV, Item 15, “Note 4 - Equity” in the Company’s financial statements.

We established the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We adopted the DRP whereby stockholders who elect to participate in the DRP or who are automatically enrolled in the DRP pursuant to the terms of a subscription for shares of common stock will have their cash distributions automatically reinvested in additional shares of our common stock. Stockholders that do not participate in the DRP will automatically receive their distributions in cash. The purchase price for shares purchased under the DRP will be equal to the transaction price for such shares at the time the distribution is payable, which will generally be equal to our prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the DRP; however, all outstanding Class T, Class S and Class D shares, including those purchased under the DRP, will be subject to ongoing distribution fees. The distribution fees with respect to shares of our Class T shares, Class S shares and Class D shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP.

Share Repurchase Plan

We adopted a share repurchase plan (as amended, the “SRP”), whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, Class I, Class X-1 and Class X-2 shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares will be repurchased at a price equal to the repurchase price per share for each class of common stock, which shall be equal to the then-current offering price before applicable selling commissions and dealer manager fees (the “Transaction Price”) on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year will be repurchased at 95% of the Transaction Price (the “Early Repurchase Deduction”). In the event that we, at our sole discretion, elect to issue Class A shares to holders of OP Units seeking redemption, we expect to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D, Class I, Class X-1 and Class X-2 shares. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the SRP if it deems in its reasonable judgment such action to be in our best interest. We began the SRP in January 2024, the first month of the first full calendar quarter following the conclusion of our escrow period.

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

Investment Strategy

Through its affiliation with The Inland Real Estate Group of Companies, Inc. (together with its subsidiaries and affiliates, “Inland”), the Advisor acquires, manages and sells properties in our portfolio on our behalf, subject to the supervision and oversight of our board of directors. Together with its affiliates, Inland is a fully-integrated group of legally and financially separate companies that is involved in every aspect of real estate, including property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, finance, investment products and other related services. Since its founding in 1968, through December 31, 2025, Inland has sponsored 851 programs and raised more than $31 billion in capital from more than 490,000 investors. IREIC, our sponsor, is a member company of Inland.

Our investment strategy is to acquire a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types in the United States. We also to a lesser extent may invest in real estate debt and real estate-related securities to provide current income and a source of liquidity for the SRP, cash management and other purposes. We seek to create and maintain a portfolio of commercial real estate investments that generate stable income to enable us to pay attractive and stable cash distributions to our stockholders. We currently have no intention to make or acquire any investments outside the United States and may do so in the future only to the extent that any international investment is consistent with our overall investment strategy and specifically approved by our board of directors.

Our property investments will consist primarily of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties, and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others.

Our real estate debt strategy is focused on generating current income and contributing to our overall net returns. Alongside our credit facilities and operating cash flow, our real estate debt investments may provide an additional source of liquidity. These liquidity sources are collectively used for cash management, satisfying any stock repurchases under the SRP and other purposes.

Investments in Real Estate

To execute our investment strategy, we invest primarily in stabilized, income-generating commercial real estate within alternative sectors—self-storage, healthcare, and education (e.g., student housing). Our investments focus on cycle-resilient sectors with demographic-driven demand from increasing college enrollments, a more mobile society, and the growth of an aging population. In addition, self-storage facilities, student housing properties, and healthcare-related properties tend to be highly fragmented, making access and scalability difficult.

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

A primary source of proposed real estate investments will consist of Delaware statutory trusts (“DST”) or other private investment programs sponsored by Inland Private Capital Corporation (“IPC”), an affiliate of our sponsor that was formed to provide replacement properties for investors wishing to complete a tax-deferred exchange under Section 1031 of the Code, as well as investors seeking a quality, multiple-owner real estate investment. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to our Operating Partnership in exchange for OP Units under Section 721 of the Code. As part of this strategy, IPC has a program, which commenced on June 27, 2024 (the “DST Program”), through which it sponsors a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. In connection with the DST Program, the Operating Partnership receives a fair market value purchase option with respect to each DST, giving the Operating Partnership the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require DST investors to exchange their DST interests for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

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

Investment in Real Estate-Related Securities

To the extent we invest in real estate-related securities, such securities will serve as a cash management strategy before investing proceeds from the Offerings into longer-term real estate assets. In addition, we believe that, subject to applicable law, our real estate-related securities could be used, in part, to maintain appropriate liquidity levels in order to provide funds to satisfy repurchase requests under the SRP that we chose to satisfy in any particular month. Our securities portfolio will focus on agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities (“CMBS”), collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”) and public equity real estate securities.

Borrowing Policies

We intend to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio is approximately 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above.

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

Taxation of the Company

We elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2024. Commencing with such taxable year, we were organized and began operating in such a manner as to qualify for taxation as a REIT under the Code. As a result, we generally will not be subject to federal corporate income tax to the extent we distribute at least 90% of our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain statutory relief provisions, we will be subject to federal and state income taxes on our taxable income as a “C corporation.” Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. The earnings of any taxable REIT subsidiaries generally will be subject to U.S. federal corporate income tax applicable to “C corporations.”

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

We are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related securities that we may acquire in the future through the Operating Partnership with the proceeds of the Offerings, except for investments that may be described in one or more supplements to the prospectus for our Public Offering (as supplemented, the “Prospectus”). We will seek to invest substantially all of the net proceeds from the Offerings, after the payment of fees and expenses, in the Operating Partnership so that it may acquire additional interests in properties and real estate-related securities. However, because you will be unable to evaluate the economic merit of our Operating Partnership’s future investments before we make them, you will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our Advisor will have broad discretion in selecting the types of properties we will invest in through the Operating Partnership and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

There is currently no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares, and such repurchases are limited by the SRP. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share) and not based on the price at which you initially purchased your shares. Subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to the SRP.

Your ability to have your shares repurchased through the SRP is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to limitations. Further, our board of directors may make exceptions to, modify or suspend the SRP if it deems such action to be in our best interest.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under the SRP, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock but excluding any Early Repurchase Deduction applicable to the repurchased shares) is limited, in any calendar month, to no more than 2% of our aggregate NAV (measured using the aggregate NAV as of the end of the immediately preceding month) and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Further, our board of directors may make exceptions to, modify or suspend the SRP if in its reasonable judgment it deems such action to be in our best interest. Although the SRP may be suspended for an indefinite amount of time, our board of directors will not terminate the SRP unless shares of our common stock are listed on a national securities exchange or unless required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the SRP, as applicable. We have also adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through the SRP, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of the SRP. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

The vast majority of our assets will consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the SRP within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Cash redemptions to holders of OP Units will reduce cash available for distribution to our stockholders or to honor their redemption requests under our share redemption program.

After the applicable holding period, holders of units of our Operating Partnership will generally have the right to cause the Operating Partnership to redeem all or a portion of such units for, at our sole discretion, shares of our common stock or cash. Our election to redeem OP Units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption requests under our share redemption program. If a significant number of such unitholders seek to redeem such units, our cash flow could be materially adversely affected. We will have an ongoing need to provide liquidity for such redemptions, which we may seek to provide by drawing on a line of credit or by using our net proceeds to fund such redemptions, which could increase our financial leverage ratio or reduce our net proceeds available for other purposes, respectively.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or heightened interest rates), market volatility, trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts and war (including, conflicts in South America, the Middle East and Ukraine), extreme weather events (including climate change, hurricanes, wild fires, earthquakes or floods) or the spread of infectious illnesses, pandemics or other health emergencies, could cause our stockholders to seek the repurchase of their shares pursuant to the SRP at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.

In addition, stockholders have and may continue to seek to repurchase some or all of the shares of our common stock that they hold. A significant volume of repurchase requests in a given period of time may cause requests to exceed the 2% monthly and 5% quarterly limits under the SRP, resulting in less than the full amount of repurchase requests being satisfied in such period.

Our Advisor manages our portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations.

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

In light of the nature of our continuous offerings, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offerings and the time we invest the net proceeds. Pending investment, we may hold large amounts of cash in money market accounts or similar temporary investments, which are subject to management fees.

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

The Offerings are being made on a “best efforts” basis, meaning Inland Securities Corporation, our Dealer Manager, is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Offerings may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

If we quickly raise a substantial amount of capital, we may have difficulty investing it in a timely manner.

If we quickly raise capital during the Offerings, we may have difficulty identifying and purchasing suitable investments on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offerings and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to generate returns and could adversely affect our ability to pay regular distributions of cash flow from operations. If we fail to invest the net proceeds of the Offerings promptly, our results of operations and financial condition may be adversely affected.

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
•
high levels of repurchase requests under the SRP for a prolonged period of time, which could lead to the disposition of investments to generate liquidity to satisfy repurchase requests;
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

We may fund distributions from sources other than our cash flow from operations, including, without limitation, borrowings, offering proceeds or the sale of our assets, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds or the sale of our assets. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in the DRP, the extent to which our Advisor elects to receive its management fee in Class I shares or Class I OP Units, the extent to which IPC REIT Special Limited Partner, LP (the “Special Limited Partner”) elects to receive distributions on its performance participation allocations in Class I OP Units, how quickly we invest the proceeds from the current and any future offerings and the performance of our investments. Although we cannot predict the amount of future distributions or their sources of funding, the funding of distributions from the proceeds from the Offerings or borrowings would likely cause our NAV per share to be lower than it otherwise would be and would likely not be sustainable for an extended period. Funding distributions from borrowings, offering proceeds or the sale of or repayment of our assets will result in us having less funds available to acquire properties or other real estate-related securities. As a result, the return you realize on your investment may be reduced. Funding distributions from such sources may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be funded from any of these sources.

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

We may also defer operating expenses or pay expenses (including the fees of our Advisor or distributions to the Special Limited Partner if so requested by them) with shares of our common stock or OP Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem OP Units from our Advisor or the Special Limited Partner shortly after issuing such units or shares as compensation. The payment of expenses in shares of our common stock or with OP Units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and our Advisor and Special Limited Partner are under no obligation to receive future fees or distributions in shares of our common stock or OP Units and may elect to receive such amounts in cash.

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

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of our Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and the Dealer Manager to the extent such valuations prove not to reflect accurately the realizable value of our assets. Because the price you will pay for shares of our common stock in the Offerings, and the price at which your shares may be repurchased by us pursuant to the SRP are generally our prior month’s NAV per share for the applicable share class, you may pay more than realizable value or receive less than realizable value for your investment.

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

Payments to our Advisor or the Special Limited Partner in the form of common stock or OP Units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

Our Advisor or the Special Limited Partner may choose to receive our common stock or OP Units in lieu of certain fees or distributions. The holders of all OP Units are entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of the OP Units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the OP Units held by our Advisor or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, proceeds from the Offerings or other sources to make the payment, which will reduce cash available for distribution or for investment in our operations. Repurchases of our shares or OP Units from our Advisor paid to our Advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or OP Units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation allocations are not subject to the Early Repurchase Deduction, but such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period. Notwithstanding the foregoing, we have adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through the SRP, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of the SRP. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 2,200,000,000 shares of capital stock, of which 2,100,000,000 shares are classified as common stock, of which 400,000,000 shares are classified as Class T shares, 400,000,000 shares are classified as Class S shares, 400,000,000 shares are classified as Class D shares, 400,000,000 shares are classified as Class I shares, 200,000,000 shares are classified as Class X-1 shares, 200,000,000 shares are classified as Class X-2 shares and 100,000,000 shares are classified as Class A shares, and 100,000,000 shares are classified as preferred stock. We have issued shares in a private offering, have issued OP Units to holders other than the Company and expect to issue additional shares in private offerings and OP Units in the future. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock in the Offerings, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership upon the exercise of the options we may grant to our independent directors or future employees; or (4) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire. In particular, issuing units in our Operating Partnership to sellers of properties we acquire has been and will continue to be a significant aspect of our investment strategy. Each such issuance will dilute your interest in us and our assets. In addition, we may be obligated to issue shares of our common stock or units in our Operating Partnership to our Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocations. To the extent we issue additional shares of common stock after your purchase in the Offerings, your percentage ownership interest in us will be diluted. Because we will hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in the Offerings, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any issuance of units in our Operating Partnership could result in the issuance of a corresponding number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. OP Units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders. Certain units in our Operating Partnership may have different and preferential rights to the terms of the common OP Units which correspond to the common stock held by our stockholders.

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

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on our Advisor and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our Advisor’s systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Advisor will not be liable for losses incurred due to the occurrence of any such errors.

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

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offerings, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether participating broker-dealers and their associated persons recommend the Offerings to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal or no commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Offerings, it may harm our ability to achieve our objectives.

We are subject to risks associated with artificial intelligence and machine learning technology.

Technological developments in artificial intelligence, including machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and their current and potential future applications including in the real estate, capital and financial markets, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. While we and our Advisor have not directly integrated the use of AI in our and its business currently, our

Advisor could integrate AI into our business in the future. We and our Advisor may also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our Advisor may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business and the Advisor’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Advisor to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and our Advisor. The use of AI by bad actors could heighten the sophistication and effectiveness of cybersecurity attacks experienced by us and our Advisor. Further, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error. As AI technology and its applications continue to develop rapidly, it is impossible to predict the future risks that may arise from such developments to our industry or business.

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

Failure by us, our Advisor, the Dealer Manager or our service providers (including our transfer agent and our independent valuation advisor) or tenants to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

We, the Advisor, the Dealer Manager and our service providers (including our transfer agent and our independent valuation advisor) or tenants are dependent on the effectiveness of our respective information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems or insufficient policies or procedures, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

Our operations may be subject to an increasing number of cyber incidents, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our success depends in part on our ability to provide effective cybersecurity protection in connection with our business, and the digital technologies and internal digital infrastructure we utilize. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by the Advisor, the Dealer Manager, service providers (including our transfer agent and our independent valuation advisor), tenants, or other third parties. We may also utilize software and other digital products and services that store, retrieve, manipulate, and manage our information and data, external data, personal data of our Advisor, Dealer Manager, service providers (including our transfer agent and our independent valuation advisor), tenants, stockholders or other third parties, and our own information and data.

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

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to data of our Advisor, Dealer Manager, service providers (including our transfer agent and our independent valuation advisor), tenants, stockholders or other third parties, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, or loss of control of our operations could result in significant damage to our reputation or disruption to our business and to our Advisor, Dealer Manager, service providers (including our transfer agent and our independent valuation advisor), tenants, or other third parties. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer using our services, which could have a material adverse impact on our financial condition, results of operations, cash flows, and future prospects.

In addition, if our systems or third-party products, services, and network systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to any of our intellectual property, proprietary or confidential information; loss of data or disruption to our Advisor, Dealer Manager, service providers (including our transfer agent and our independent valuation advisor), tenants, or other third parties; breach of personal data; interruption of our business operations; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees (if any), our Advisor, the Dealer Manager, service providers, tenants, stockholders or other third parties, and may result in claims against us.

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

Because our systems sometimes retain information about our Advisor, Dealer Manager, service providers (including our transfer agent and our independent valuation advisor), tenants, stockholders or other third parties, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could in the future lead, to disruptions in our services or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices. Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our Advisor, Dealer Manager, service providers (including our transfer agent and our independent valuation advisor), tenants, stockholders or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

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

We are subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions, including economic impacts resulting from trade conflict, civil unrest, national and international security events, geopolitical events, military conflicts, war (including conflicts in South America, the Middle East and Ukraine) and actual or perceived instability in the U.S. banking system;
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

Additionally, geopolitical concerns and other global events such as trade conflict, civil unrest, national and international security events, war, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies may adversely affect the global economy and the markets in which we invest. Currently, market uncertainty and volatility are heightened for a variety of reasons, including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, such as with respect to treaties and tariffs. The U.S. government has imposed, and may in the future impose, tariffs on certain foreign goods, including steel and aluminum, or on goods from particular countries. Some foreign governments have imposed, or may in the future impose, retaliatory tariffs on certain U.S. goods. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance. These events could reduce consumer demand or economic output, result in market closure, travel restrictions or quarantines, and generally have a significant impact on the economy, our operations and performance.

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

Inflation in the United States has accelerated at times in recent years and may do so in the future. It remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Rising inflation could have an adverse impact on our operating costs, including any floating rate mortgages, credit facilities, property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

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

Financial regulatory changes in the United States could adversely affect our business.

The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

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

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our income, performance, operations and ability to pay distributions.

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

We may make joint venture investments with third parties and, subject to the requirements in our charter, co-invest in the future with Inland affiliates or third parties in partnerships or other entities that own real properties. We may enter into joint ventures as part of an acquisition with the seller of the properties. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might subject properties owned by the joint venture to additional risk. In some cases, our joint venture partner may be entitled to property management fees, promote or other incentive fee payments as part of the arrangement of the joint venture. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Inland affiliates) include:

•
The joint venture partner could have economic or other interests that are inconsistent with or different from our interests, including interests relating to the financing, management, governance, operation, leasing or sale of the assets purchased by such joint venture.
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

We rely on management companies to operate our properties and leasing agents to lease vacancies in our properties.

Our Advisor hires management companies, including Inland Commercial Real Estate Services LLC, a Delaware limited liability company and an affiliate of our sponsor (“Inland Commercial”), and Inland Devon Self Storage Holdings LLC, an affiliate of our sponsor (“Devon”), to manage our properties and leasing agents to lease vacancies in our properties. These management companies may be our partners in joint ventures that we enter into. The management companies have significant decision-making authority with respect to the management of our properties. In cases where we use third-party property managers, our ability to direct and control how our properties are managed on a day-to-day basis may be limited. Thus, the success of our business may depend in large part on the ability of our management companies to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our management companies or leasing agents could adversely impact the operation and profitability of our properties.

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

Short-term leases expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions.

To the extent we invest in any properties with short-term leases, such as student housing or self-storage properties, we may suffer losses if market rents decline. Thus, our ability to make distributions may be less certain than if we were to buy real estate with longer lease terms.

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

We may experience material losses related to our properties arising from natural disasters, such as extreme weather events, climate change, hurricanes, earthquakes or floods, and acts of God, vandalism or other crime, faulty construction or accidents, fire (including wildfires), outbreaks of an infectious disease, pandemic or any other serious public health concern, war, acts of terrorism (including cyber sabotage or similar attacks) or other catastrophes. We plan to carry insurance covering our properties under policies our Advisor deems appropriate. Our Advisor will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. In some cases, the insurers exclude terrorism, in others the coverage against terrorist acts is limited, or available only for a significant price. A similar dynamic has been unfolding with respect to certain weather and fire events, with insurers excluding certain investments that have high risk of weather, earthquake or fire events. As the effects of climate change increase, we expect the frequency and impact of weather- and climate-related events and conditions could increase as well. Climate change may also increase the cost of, or decrease the availability of, property insurance on terms we find acceptable. As a result of these risk factors, not all investments may be insured against terrorism, weather or fire. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Certain of these events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us or our Advisor.

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

The demand for student housing has been, and may in the future be, impacted by epidemics or pandemics, such as the COVID-19 pandemic, where students could be restricted from living in student housing for all or a considerable portion of the academic school year (or may otherwise have less desire to live in student housing, such as where classes are taught online during such period). In such circumstances, student housing properties may remain unoccupied and accordingly may not generate any revenue and cash flow during such time and the value of an investment in such properties may be adversely affected.

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

Our healthcare properties and their tenants may be unable to compete successfully, which could negatively affect our tenants’ businesses and ability to pay rent to us.

Our healthcare properties often face competition from nearby hospitals and other healthcare facilities that provide comparable services, including urgent care and primary care facilities as well as home healthcare companies. These competitors may have greater geographic coverage, better access to physicians and patients and provide or are perceived to provide higher quality services. From time to time and for reasons beyond our control, managed care organizations may change their lists of preferred hospitals or in-network physicians, which may favor our tenants’ competitors. Furthermore, our tenants may lose physicians to their competitors or an increase in telehealth services could reduce the need for healthcare facilities. Any reduction in rental revenues resulting from the inability of our tenants or their associated healthcare delivery systems to compete or due to a reduced need for healthcare facilities generally may have a material adverse effect on our business, financial condition, results of operations, our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

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

Certain of our healthcare-related or medical outpatient properties subject to net leases may be occupied by a single tenant and, therefore, the success of such investments is largely dependent on the financial stability of each such tenant. A default of any such tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, we may also incur significant losses to make the leased premises ready for another tenant and experience difficulty or a significant delay in re-leasing such property.

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

In addition, federal and state healthcare legislation may from time to time introduce new payment models, including shared savings programs, demonstration programs, bundled payment models, and payments contingent upon reporting on satisfaction of quality benchmarks. Such legislative changes may materially alter how physicians and other healthcare providers are compensated for services. Additionally, because certain tenants may rely on government programs or agencies as a source of funding, such tenants may be adversely affected by changes in government spending and funding priorities. Funding from government agencies and reimbursement programs such as Medicare and Medicaid, including the overall availability and reimbursement rates under these programs, often fluctuates and is subject to the political process, which is often unpredictable. For example, federal policymakers have announced proposals to reduce overall healthcare spending, including with respect to Medicaid funding, which could impact certain tenants. Any reduction in the availability or rate of funding or reimbursement, or delays surrounding the approval of such funding or reimbursement, may adversely impact certain tenants’ operations or may cause certain tenants to cease making rent payment payments to us or delay or forgo leasing space in our properties, which in turn may negatively impact our business, financial condition, or results of operations. These changes could have a material adverse effect on the financial condition of our healthcare tenants. The financial impact on healthcare tenants could restrict their ability to make rent payments, which would have a material adverse effect on our financial condition and results of operations and our ability to pay distributions.

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

We and our property managers could in the future be involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of their business, some of which may involve material amounts. The defense and resolution of such claims, lawsuits and other proceedings may require us and our property managers to incur significant expenses. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against senior living companies. Some lawyers and law firms specialize in bringing litigation against senior living community operators. As a result of this litigation and potential litigation, the cost of our and our property managers’ liability insurance could increase. Medical liability insurance reform has at times been a topic of political debate, and some states have enacted legislation to limit future liability awards. However, such reforms have not generally been adopted, and our property managers’ insurance costs may increase. Increasing liability insurance costs could have a material adverse effect on our senior living communities’ business, financial condition and results of operations which could impact the returns to us.

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

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and real estate collateral relating to our investments and may include economic and market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (including the continuation of hostilities in various parts of the world), real estate values generally and other factors that are beyond the control of our Advisor. Such changes may develop rapidly, and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments, which could cause rapid and large fluctuations in the values of such investments. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.

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

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses. If we invest in REITs, we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

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

We utilize derivatives, which involve numerous risks.

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

The acquisition of investment properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio is approximately 60%. Our leverage ratio is measured by dividing (i) consolidated property-level and entity-level debt net of cash and loan-related restricted cash, by (ii) the asset value of real estate investments (measured using the greater of fair market value and cost) plus the equity in our settled real estate debt investments. We may exceed our target leverage ratio, particularly during a market downturn or in connection with a large acquisition. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having “balloon” payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than would be the case if our properties were owned with a smaller amount of debt.

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

Interest we pay on our loan obligations will reduce cash available for distributions. We may obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. Loan documents may also require lender approval of certain actions and as a result of the lender’s failure to grant such approval, we may not be able to take a course of action we deem most profitable. These or other limitations may adversely affect our flexibility and our ability to make distributions and the value of your investment.

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

Any material adverse change to the Dealer Manager’s ability to successfully build and maintain a network of licensed broker-dealers could have a material adverse effect on our business and the Offerings.

The dealer manager for the Offerings is Inland Securities Corporation. Any material adverse change to the ability of our Dealer Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on our business and the Offerings. If the Dealer Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offerings, our ability to raise proceeds through the Offerings and implement our investment strategy may be adversely affected. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between the Offerings and such other issuers, which could adversely affect our ability to raise proceeds through the Offerings and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

You will not have the benefit of an independent due diligence review in connection with the Offerings and, if a conflict of interest arises between us and Inland, we may incur additional fees and expenses.

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

In the initial stages of our capital raise pursuant to the Offerings, a primary source of proposed real estate investments will consist of DSTs or other private investment programs sponsored by IPC, an affiliate of our sponsor that was formed to provide replacement properties for investors wishing to complete a tax-deferred exchange under Section 1031 of the Code, as well as investors seeking a quality, multiple-owner real estate investment. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to our Operating Partnership in exchange for OP Units under Section 721 of the Code. We do not anticipate that our acquisition strategy with respect to these investments will overlap with the strategy of any other Inland Program.

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

Additionally, certain investments made by one program may indirectly benefit positions held by another program. For example, one program may hold a position in the equity of an issuer and another program may participate in a syndicated loan offering, the proceeds of which are applied to finance a third party’s acquisition of all or a portion of the issuer’s outstanding equity (including any portion owned by other programs). Further, in certain instances, proceeds of an investment in an issuer made by one program may be applied by the issuer (or an affiliate thereof) to make interest payments or distributions in respect of securities held by another program. For example, a program may participate in an offering of securities by a subsidiary or affiliate of an issuer in which another program holds a position. The proceeds of the Offerings, or a portion thereof, may be distributed directly or indirectly to the parent company (or other affiliate) in which another program owns a position, and the parent company (or other affiliate) may use these proceeds to make payments or distributions to its debt and/or equity investors, including other programs.

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

The fees we pay in connection with the Offerings and the agreements entered into with our Advisor and its affiliates, including Inland Commercial and Devon, were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

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

The existence of the Special Limited Partner’s performance participation allocations in our Operating Partnership, which are based on our total distributions plus the change in NAV per Operating Partnership unit, may create an incentive for our Advisor to recommend riskier or more speculative investments or to recommend us to use more leverage than it otherwise would. In addition, the change in NAV per Operating Partnership unit will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Special Limited Partner may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

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

Risks Related to our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we may fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under the SRP will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our stockholders.

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

IPC recently launched the DST Program, through which it expects to sponsor a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. The DST Program is designed for, but not limited to, prospective investors seeking to defer the recognition of gain on the sale of other real property under Section 1031 of the Code. In connection with the DST Program, the Operating Partnership, each DST, and each DST investor will enter into an option agreement pursuant to which the Operating Partnership will be granted the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require such DST investor to exchange his, her or its DST interest for Class T OP units, Class S OP units, Class D OP units, Class I OP units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement. Investors who acquire interests pursuant to such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

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

We may incur tax liabilities that would reduce our cash available for distribution.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election without the approval of our stockholders if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in the DRP, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under current law, and subject to certain limitations and holding-period requirements, taxpayers that are individuals, trusts or estates may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. You are urged to consult with your tax advisor regarding the effect of this change on your effective tax rate with respect to REIT dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Legislation has been previously proposed that includes, among other changes, increases in the corporate and capital gains rates and an overhaul of the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The current U.S. presidential administration recently signed into law the “One Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Code (including with respect to the LIHTC program). How the OBBBA will be implemented will depend on future administrative guidance and court rulings. The U.S. Congress may also pass additional tax reform legislation in the future. The timing and details of any such guidance, ruling and legislation, and the impact of the OBBBA and any other potential tax changes on us is uncertain.

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

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA, (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”), or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the Offerings of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

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

Inland’s cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities as well as regular phishing simulations for all of the employees of the Advisor and its affiliates. Inland undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of our Advisor, and Dealer Manager, and our critical third-party vendors (including the transfer agent and our independent valuation advisor) and other partners.

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Advisor, Dealer Manager and service providers (including the transfer agent and our independent valuation advisor), tenants, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 24 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Advisor’s management, and our Board and Audit Committee, as appropriate.

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

Item 2. Properties

Other than our investment in the Operating Partnership, we had neither engaged in any operations nor generated any revenues through December 31, 2025. Our entire activity from inception through December 31, 2025 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. We contribute proceeds from the sale of shares of our common stock in the Offerings to the Operating Partnership and receive OP Units that correspond to the classes of our shares sold. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership. We have included an overview of the Operating Partnership’s portfolio below, as we believe a discussion of the Operating Partnership’s portfolio would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

Overview of the Operating Partnership’s Portfolio (all dollar amounts in thousands, except per square foot amounts)

As of December 31, 2025, the Operating Partnership’s real property portfolio consisted of 35 properties totaling approximately 746,601 square feet of medical outpatient properties, 250,755 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 17 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of December 31, 2025:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.6%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.2%	56,173	7.5%	100.0%
Connecticut	2	4.9%	112,369	15.1%	100.0%
Dallas, TX	1	1.5%	16,050	2.1%	100.0%
Garden City, NY	1	2.3%	16,920	2.3%	100.0%
Greendale, IN	1	2.1%	24,722	3.3%	100.0%
Houston, TX	2	12.5%	88,450	11.8%	100.0%
Indianapolis, IN	1	2.7%	42,187	5.7%	100.0%
Oklahoma City, OK (4)	1	3.2%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	26.4%	199,958	26.8%	100.0%
Raleigh, NC	1	1.6%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	7.1%	71,995	9.6%	75.8%
Salt Lake City MSA, UT	2	6.4%	54,758	7.3%	100.0%
Healthcare Total	30	79.5%	746,601	100.0%

Self-Storage
Decatur, GA	1	1.2%	37,650	15.0%	72.7%
Marietta, GA	1	1.8%	59,250	23.6%	82.0%
Montgomery, AL	2	6.7%	153,855	61.4%	84.2%
Self-Storage Total	4	9.7%	250,755	100.0%

Education			Beds	Percentage of Beds
St. Louis, MO	1	10.8%	406	100.0%	88.4%
Portfolio Total	35	100%
(1)
Based on fair value as of December 31, 2025.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of December 31, 2025.
(3)
“MSA” refers to metropolitan statistical area.
(4)
Sole tenant on the property has been on cash basis since September 30, 2022.

As of December 31, 2025, all of the properties listed in the table were owned in fee simple, with the exception of the following:

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

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across the Operating Partnership’s portfolio as of December 31, 2025:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Beds(1)
Healthcare	$28.05
Self-Storage	$16.02
Education	$11,665
(1)
For healthcare and self-storage properties, average effective annual base rent represents the base rent per leased square foot for the year ended December 31, 2025. For the education property, average effective annual base rent represents the base rent per leased bed for the year ended December 31, 2025. The average effective annual base rent includes the effects of rent concessions, abatements and rent collected from cash basis tenants, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

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

Lease Expirations

As of December 31, 2025, the weighted-average remaining term of the Operating Partnership’s total leased healthcare portfolio was approximately 6.2 years based on annualized base rent and 6.3 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical outpatient properties for leases in place as of December 31, 2025, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases(2)	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent ($)(1)	Percentage of Total Annualized Base Rent
2026	—	—	—	$—	—
2027	—	—	—	—	—
2028	2	58,575	8.0%	1,595	7.6%
2029	2	42,442	5.8%	1,365	6.5%
2030	2	71,851	9.9%	1,902	9.1%
2031	5	98,935	13.6%	3,257	15.5%
2032	8	252,171	34.6%	6,373	30.4%
2033	9	164,457	22.5%	5,530	26.4%
2034	—	—	—	—	—
2035	2	16,050	2.2%	428	2.0%
Thereafter	1	24,722	3.4%	516	2.5%
Total	31	729,203	100.0%	$20,966	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of December 31, 2025, multiplied by 12.
(2)
None of the Operating Partnership’s medical outpatient properties have early termination provisions.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of December 31, 2025, there were three tenants that represented more than 10.0% of the Operating Partnership’s healthcare portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s healthcare portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of December 31, 2025.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$5,040	24.1%	$34.46
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.3%	36.26
Dermatology Associates of San Antonio	2	36,385	4.9%	1,304	6.2%	35.85
Starling Physicians, P.C.	2	112,369	15.0%	1,291	6.2%	11.49
Surgical Hospital of Oklahoma (1)	1	33,500	4.5%	1,099	5.2%	32.79
Banner Health	1	29,350	3.9%	953	4.5%	32.46
Jordan Valley Medical Center LP	1	25,056	3.4%	901	4.3%	35.95
Community Hospitals of Indiana	1	42,187	5.6%	863	4.1%	20.46
NYU School of Medicine	1	16,920	2.3%	767	3.7%	45.35
Emerus Community Hospital	1	16,388	2.2%	731	3.5%	44.62
Total	20	546,850	73.2%	$16,156	77.1%	$29.54
(1)
Tenant has been on cash basis since September 30, 2022.

Item 3. Legal Proceedings

Neither we nor the Operating Partnership is a party to, and none of the Operating Partnership’s properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Offering of Common Stock

The Offerings consist of six classes of shares of our common stock, Class T shares, Class S shares, Class D shares, Class I shares, Class X-1 shares and Class X-2 shares. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. Shares of our common stock are not listed for trading on a stock exchange or other securities market and there is currently no established public trading market for our common stock. As of March 17, 2026, there were 55 holders of record of our Class T common stock, 0 holders of record of our Class S common stock, 13 holders of record of our Class D common stock, 172 holders of record of our Class I common stock, 2 holders of record of our Class X-1 common stock and 0 holders of record of our Class X-2 common stock. The following table details the selling commissions, dealer manager fees, and distribution fees for each applicable share class as of December 31, 2025:

	Class T (1) Shares	Class S Shares	Class D Shares	Class I Shares	Class X-1 Shares	Class X-2 Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 3.5%	up to 1.5%	—	—	—
Distribution fee (% of NAV)	0.85%	0.85%	0.25%	—	—	—
(1)
For Class T shares sold in the Offerings (other than as part of the DRP), investors will pay upfront selling commissions of up to 3.0% of the transaction price and upfront dealer manager fees of 0.5% of the transaction price, however such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class T shares the distribution fee includes a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares.

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

We are not offering Class A shares in the Offerings, and we currently have no Class A shares outstanding. However, pursuant to our Operating Partnership’s partnership agreement, Class A units of the Operating Partnership may be redeemed for our common stock and/or cash, at the sole election of our Company. If we were to issue shares in exchange for Class A units of the Operating Partnership, we would expect to issue Class A shares with economic features that mirror those of Class A units of the Operating Partnership, including class-specific allocations for the management fee to our Advisor and the performance participation allocation to the Special Limited Partner.

The following table presents our monthly NAV per share/unit for each of the seven classes of shares and units from August 31, 2023 through December 31, 2025:

	Class T Shares	Class S Shares (1)	Class D Shares	Class I Shares	Class X-1 Shares	Class X-2 Shares (1)	Class A Units
August 31, 2023	—	—	—	$24.8858	—	—	$24.9014
September 30, 2023	—	—	—	$25.1205	—	—	$25.1527
October 31, 2023	—	—	—	$25.0919	—	—	$25.1634
November 30, 2023	—	—	—	$24.8915	—	—	$24.9781
December 31, 2023	—	—	—	$24.7558	—	—	$24.6751
January 31, 2024	—	—	—	$24.7801	—	—	$24.7122
February 29, 2024	—	—	—	$25.0134	—	—	$24.9546
March 31, 2024	—	—	—	$25.0162	—	—	$24.9413
April 30, 2024	—	—	—	$25.1950	—	—	$24.1496
May 31, 2024	$24.9597	—	—	$25.0439	—	—	$25.0075
June 30, 2024	$24.7737	—	—	$24.8908	—	—	$24.9031
July 31, 2024	$24.1963	—	—	$24.3043	—	—	$24.3306
August 31, 2024	$23.9421	—	—	$24.0584	—	—	$24.0913
September 30, 2024	$23.9205	—	—	$24.0496	—	—	$24.0823
October 31, 2024	$24.1400	—	—	$24.2688	—	—	$24.3158
November 30, 2024	$24.1347	—	—	$24.3083	—	—	$24.3707
December 31, 2024	$24.2331	—	$24.3655	$24.4042	—	—	$24.4827
January 31, 2025	$24.1636	—	$24.2690	$24.3332	—	—	$24.4282
February 28, 2025	$23.9299	—	$24.0335	$24.0970	—	—	$24.2065
March 31, 2025	$23.9082	—	$24.9501	$23.9901	—	—	$24.1002
April 30, 2025	$23.7363	—	$23.7928	$23.8155	—	—	$23.9371
May 31, 2025	$23.7166	—	$23.8595	$23.8064	—	—	$23.9326
June 30, 2025	$23.3105	—	$23.4274	$23.3945	—	—	$23.5336
July 31, 2025	$23.4882	—	$23.4410	$23.4187	—	—	$23.5612
August 31, 2025	$23.3219	—	$23.2822	$23.2592	—	—	$23.4165
September 30, 2025	$23.2551	—	$23.2128	$23.1978	—	—	$23.3605
October 31, 2025	$23.3211	—	$23.2781	$23.2647	—	—	$23.4398
November 30, 2025	$23.2084	—	$23.1665	$23.1520	—	—	$23.3424
December 31, 2025	$23.1533	—	$23.0984	$23.0883	$23.1998	—	$23.2873
(1)
As of December 31, 2025, we had not sold any Class S or Class X-2 shares. Until we sell shares of Class S and Class X-2 common stock, the transaction price for these classes is based on NAV per share of our Class I shares as of each respective month. We will separately compute the NAV per share of each one of these new classes once we have shares of that class outstanding.

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

The following table provides a breakdown of the major components of our NAV as of December 31, 2025 (dollars and shares/units in thousands):

Components of NAV	As of December 31, 2025
Investments in real estate	$413,590
Cash and cash equivalents	8,753
Restricted cash	413
Other assets	5,215
Debt	(273,378)
Other liabilities (1)	(14,372)
Net asset value	$140,221
Total shares/units outstanding	6,026
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of December 31, 2025, we had accrued under GAAP $279 of distribution fees payable to the Dealer Manager related to the Class T shares and units and Class D shares and units. As of December 31, 2025, we had not sold or issued any Class S shares or units, therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of December 31, 2025 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class D Shares/Units	Class I Shares/Units	Class X-1 Shares/Units	Class A Units	Total
Net asset value	$4,177	$566	$10,146	$100	$125,232	$140,221
Number of outstanding shares/units	180	25	439	4	5,378	6,026
NAV per share/unit as of December 31, 2025	$23.1533	$23.0984	$23.0883	$23.1998	$23.2873

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the December 31, 2025 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.54%	6.33%
Self-Storage	8.17%	6.42%
Education	8.50%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.83%	1.90%	1.79%
	0.25% increase	(1.83)%	(1.65)%	(1.79)%
Exit capitalization rate (weighted average)	0.25% decrease	2.38%	2.40%	2.01%
	0.25% increase	(2.12)%	(2.08)%	(2.01)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of December 31, 2025
Equity per GAAP	$114,214
Adjustments:
Accumulated depreciation and amortization	70,500
Unrealized net real estate and debt appreciation (depreciation)	(39,566)
Straight-line rent adjustment	(5,221)
Unamortized equity-based compensation	48
Other liabilities	246
Net asset value	$140,221

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since June 12, 2023.

Record Date	Aggregate monthly gross distribution declared per share(1)
August 31, 2023	$0.0885
September 30, 2023	$0.0885
October 31, 2023	$0.0885
November 30, 2023	$0.0885
December 31, 2023	$0.0885
January 31, 2024	$0.0885
February 29, 2024	$0.0885
March 31, 2024	$0.0885
April 30, 2024	$0.0885
May 31, 2024	$0.0885
June 30, 2024	$0.0885
July 31, 2024	$0.0885
August 31, 2024	$0.0885
September 30, 2024	$0.0885
October 31, 2024	$0.0885
November 30, 2024	$0.0885
December 31, 2024	$0.0885
January 31, 2025	$0.1042
February 28, 2025	$0.1042
March 31, 2025	$0.1042
April 30, 2025	$0.1042
May 31, 2025	$0.1042
June 30, 2025	$0.1042
July 31, 2025	$0.1042
August 31, 2025	$0.1042
September 30, 2025	$0.1042
October 31, 2025	$0.1042
November 30, 2025	$0.1042
December 31, 2025	$0.1042
(1)
For Class I and Class X-1 common stock, these gross distributions declared also represent their net distributions declared.

The gross distribution declared was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see Note 6 to our Financial Statements, “Transactions with Related Parties,” which is included in this Annual Report on Form 10-K. As of December 31, 2025, the Company had not issued any shares of Class S or Class X-2 common stock.

The following table shows the monthly net distribution per share for shares of Class T and Class D common stock outstanding since May 1, 2024 and December 1, 2024, respectively, the first day such shares became outstanding.

Record Date	Monthly net distribution declared per share of Class T common stock	Monthly net distribution declared per share of Class D common stock
May 31, 2024	$0.0704	$—
June 30, 2024	$0.0711	$—
July 31, 2024	$0.0707	$—
August 31, 2024	$0.0711	$—
September 30, 2024	$0.0718	$—
October 31, 2024	$0.0713	$—
November 30, 2024	$0.0717	$—
December 31, 2024	$0.0711	$0.0834
January 31, 2025	$0.0867	$0.0990
February 28, 2025	$0.0884	$0.0995
March 31, 2025	$0.0869	$0.0991
April 30, 2025	$0.0875	$0.0992
May 31, 2025	$0.0870	$0.0991
June 30, 2025	$0.0876	$0.0993
July 31, 2025	$0.0873	$0.0992
August 31, 2025	$0.0872	$0.0992
September 30, 2025	$0.0879	$0.0994
October 31, 2025	$0.0874	$0.0992
November 30, 2025	$0.0879	$0.0994
December 31, 2025	$0.0874	$0.0992

The following table outlines the tax character of distributions on shares of the Company’s common stock paid in 2025 and 2024 as a percentage of total distributions:

	2025	2024
Ordinary income	—	—
Capital gain	—	—
Return of capital	100%	100%

Sources of Distributions to Common Stockholders

	Year Ended December 31,		For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023
	2025	2024
Distributions to Holders of Common Stock
Paid in cash	$273	$131	$3
Reinvested in shares	143	8	—
Total distributions	$416	$139	$3
Cash flows from operating activities	$—	$—	$—

During both the years ended December 31, 2025 and 2024 and the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the year ended December 31, 2025.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 2025	—	$—	—	—
February 2025	—	—	—	—
March 2025	—	—	—	—
April 2025	—	—	—	—
May 2025	—	—	—	—
June 2025	—	—	—	—
July 2025	—	—	—	—
August 2025	1,092	23.37	1,092	—
September 2025	—	—	—	—
October 2025	—	—	—	—
November 2025	6,758	23.23	6,758	—
December 2025	—	—	—	—
	7,850	$23.25	7,850
(1)
All repurchase requests under our SRP were satisfied.
(2)
Repurchases are limited as described above

Equity Compensation Plan

Our director compensation plan (“DCP”) offers our independent directors and certain non-independent directors who are designated as participants by the board of directors an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The DCP authorizes the granting of restricted stock to independent directors and certain non-independent directors who are designated as participants by the board of directors for participation in the plan. The board of directors designated Ella S. Neyland as such a participant with respect to the unvested award granted to her on August 1, 2025 in connection with her re-election to the board and confirmed that her existing unvested awards were not terminated by her no longer qualifying as an independent director of the Company.

Under the DCP and subject to such plan’s conditions and restrictions, each of our independent directors will receive restricted Class I shares. Such restricted shares will vest on the first anniversary of the grant date if the recipient remains a participant under the DCP through such date; provided, however, that restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control. These restricted shares are issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

The table below summarizes total stock grants we made at each grant date as of December 31, 2025 ($ in thousands except for per share data).

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025
8/1/2025	Class I	3,548	$23.39	$83	8/1/2026

As of December 31, 2025, we have granted 10,205 restricted shares of which 6,657 have vested and none were forfeited.

Securities Authorized for Issuance under the Equity Compensation Plans

For information regarding the securities authorized for issuance under our DCP, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended December 31, 2025 were previously reported in a Current Report on Form 8-K.

Use of Proceeds

We have registered with the SEC the Public Offering of up to $1.25 billion in shares of common stock, consisting of up to $1 billion in shares in our primary offering and up to $250 million in shares pursuant to the DRP. On September 28, 2023, our Registration Statement on Form S-11 (File No. 333-272750) with respect to our Public Offering was declared effective by the SEC. Inland Securities Corporation, an affiliate of our sponsor, is the Dealer Manager for the Public Offering. We are offering to sell any combination of four classes of shares of our common stock in the Public Offering: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

The following table presents information about the Public Offering and use of proceeds therefrom as of December 31, 2025 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Public Offering shares sold	176,028	—	24,491	337,405	537,924
Gross proceeds from primary offering	$4,249	$—	$574	$8,080	$12,903
Reinvestments of distributions	49	—	12	90	151
Total gross proceeds	4,298	—	586	8,170	13,054
Selling commissions and dealer manager fees	114	—	—	—	114
Other expenses	—	—	—	—	—
Total expenses	114	—	—	—	114
Net Public Offering proceeds (1)	$4,184	$—	$586	$8,170	$12,940
(1)
Excludes Public Offering costs of $5,473 incurred by the Operating Partnership.

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

We contributed the net proceeds from the Offerings to the Operating Partnership and received OP Units that correspond to the classes of the shares sold. The Operating Partnership primarily used the proceeds for general corporate expenses, repayment of borrowings made from the Credit Facility (as hereinafter defined) and redemptions.

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

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we were subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Code”). We had little or no taxable income for the taxable year ended December 31, 2023. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP), our Operating Partnership.

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

As of March 17, 2026, we have issued 189,090 shares of Class T common stock, 24,711 shares of Class D common stock, 365,029 shares of Class I common stock and 10,770 shares of Class X-1 common stock, including shares purchased under the DRP, in the Offerings (defined below).

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through December 31, 2025. Our entire activity from inception through December 31, 2025 primarily consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in the Public Offering and Private Offering (collectively, the “Offerings”), we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of our shares sold. As of December 31, 2025, we hold 176,028 Class T OP Units, 24,491 Class D OP Units, 347,759 Class I OP Units and 4,298 Class X-1 OP Units, representing a total 9.2% interest in the Operating Partnership. We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on GAAP), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership, and we have included financial statements of the Operating Partnership in Part IV Item 15 in this Annual Report on Form 10-K, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership, and subsequent invested capital will be significant to the Company.

The Operating Partnership

The Operating Partnership was originally formed on June 21, 2021 as a Delaware limited partnership. As of December 31, 2025 and 2024, the Operating Partnership had total assets of $431.7 million and $453.0 million, respectively. As of both December 31, 2025 and 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of both December 31, 2025 and 2024 are located in 12 states. A majority of the Operating Partnership’s medical outpatient properties are single-tenant medical outpatient buildings. For the year ended December 31, 2025, medical outpatient properties, self-storage properties and the student housing property represented 73.7%, 10.7% and 15.6%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2024, medical outpatient properties, self-storage properties and the student housing property represented 76.9%, 8.0% and 15.1%, respectively, of the Operating Partnership’s total revenues. As of December 31, 2025, medical outpatient buildings, self-storage properties and the student housing property were 97.7%, 81.9% and 88.4% leased, respectively. As of December 31, 2024, medical outpatient buildings, self-storage properties and the student housing property were 100%, 81.2% and 99% leased, respectively.

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

The Special Limited Partner is not entitled to a performance participation allocation with respect to Class X-2 OP Units.

The Operating Partnership is primarily focused on investing in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. The Operating Partnership may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. In the initial stages of our capital raise pursuant to the Offerings, a primary source of proposed real estate investments will consist of DST or other private investment programs sponsored by IPC, an affiliate of our sponsor. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to the Operating Partnership in exchange for OP Units under Section 721 of the Code. As part of this strategy, IPC has the DST Program, which commenced on June 27, 2024, through which IPC sponsors a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. In connection with the DST Program, the Operating Partnership receives a fair market value purchase option with respect to each DST, giving the Operating Partnership the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require DST investors to exchange their DST interests for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part IV Item 15 in this Annual Report on Form 10-K.

As of December 31, 2025 and 2024, the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. As of December 31, 2023, the Operating Partnership operated in two reportable segments: Healthcare and Education. During the second quarter of 2023, the Operating Partnership retitled the segment Student Housing to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually.

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

As of December 31, 2025, the Operating Partnership was not actively marketing for sale any properties.

As of December 31, 2025 and 2024, the Operating Partnership had total debt outstanding of $273.4 million and $273.4 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 4.92% and 4.03% per annum, respectively. The debt consists of:

(i)
a secured term loan in an original maximum total principal commitment amount of $105.9 million (the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time. On October 30, 2025, the Operating Partnership amended and restated the CONA Mortgage Loan. The amendment reduced the maximum total principal commitment amount to $96.5 million, extended the maturity date to October 29, 2027, and added three one-year extension options subject to the payment of certain fees and expenses and certain other conditions. The CONA Mortgage Loan had an outstanding balance of $95 million as of December 31, 2025.

(ii)
a secured term loan in an original principal amount of $122.7 million (the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time. The BMO Mortgage Loan had an outstanding balance of $122.7 million as of December 31, 2025. On January 26, 2026, the Operating Partnership amended the BMO Mortgage Loan. The amendment extended the maturity date from September 30, 2026 to September 30, 2028 and removed any further extension options,
(iii)
a secured term loan in the original principal amount of $22 million (the “Parkway UL Mortgage Loan”) with Parkway Bank and Trust Company (“Parkway”). On March 28, 2024, the Operating Partnership entered into an amendment that increased the principal amount of the Parkway UL Mortgage Loan to $27.8 million. The Parkway UL Mortgage Loan had an outstanding balance of $27.8 million as of December 31, 2025. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions, and
(iv)
a secured term loan in an original principal amount of $28 million (the “Parkway Storage Mortgage Loan”) with Parkway. The Parkway Storage Mortgage Loan had an outstanding balance of $28 million as of December 31, 2025, matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions.

The Operating Partnership is in discussions with Parkway to extend the Parkway UL Mortgage Loan and the Parkway Storage Mortgage Loan.

As of December 31, 2025 and 2024, the Operating Partnership had an outstanding balance of $8 million and $10 million, respectively, on the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”). The Credit Facility provides for loan advances in an aggregate amount not to exceed $22.5 million. The current maturity date of the Credit Facility is November 30, 2026. The daily balance of the loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

As of December 31, 2025 and 2024, the Operating Partnership’s cash and cash equivalents balance was $8.8 million and $7.8 million, respectively.

As of December 31, 2025 and 2024, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the years ended December 31, 2025 and December 31, 2024

$ in thousands	For the year ended December 31,		Change
	2025	2024	2025 vs. 2024
Net cash flows provided by operating activities	$8,428	$8,489	$(61)
Net cash flows used in investing activities	$(295)	$(23,335)	$23,040
Net cash flows (used in) provided by financing activities	$(7,141)	$16,055	$(23,196)

Operating activities

The decrease in cash from operating activities during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in interest expense.

Investing activities

$ in thousands	For the year ended December 31,		Change
	2025	2024	2025 vs. 2024
Purchase of investment properties	$—	$(22,642)	$22,642
Capital expenditures and tenant improvements	(295)	(718)	423
Other investing activities	—	25	(25)
Net cash used in investing activities	$(295)	$(23,335)	$23,040

The decrease in cash used in investing activities during the year end December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the acquisition of the Storage Properties that occurred during the second quarter of 2024 with no comparable activity during 2025.

Financing activities

$ in thousands	For the year ended December 31,		Change
	2025	2024	2025 vs. 2024
Contributions	$7,985	$2,412	$5,573
Total net changes related to debt	(2,678)	25,080	(27,758)
Payment of offering costs	(1,039)	(644)	(395)
Redemptions of OP Units	(4,306)	(4,782)	476
Distributions paid	(7,103)	(6,196)	(907)
Early termination of interest rate swaps	—	1,189	(1,189)
Acquired interest rate swaps	—	(1,004)	1,004
Net cash (used in) provided by financing activities	$(7,141)	$16,055	$(23,196)

The decrease in cash provided by financing activities during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to net inflows from debt in 2024 related to the acquisition of the Storage Properties with no comparable activity during 2025, partially offset by an increase in contributions.

Comparison of the years ended December 31, 2024 and December 31, 2023

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025, which is incorporated herein by reference, for a comparison of the Operating Partnership’s cash flows for the years ended December 31, 2024 and December 31, 2023.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the years ended December 31, 2025, 2024 and 2023 is as follows:

$ in thousands	Year Ended December 31,
	2025	2024	2023
Distributions accrued	$7,360	$6,188	$9,097
Distributions paid	$7,103	$6,196	$9,590
Cash flows from operations	$8,428	$8,489	$10,351

For the years ended December 31, 2025, 2024 and 2023, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period.

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

Comparison of the years ended December 31, 2025 and December 31, 2024

A total of 30 medical outpatient properties with 32 operating leases and one student housing property that were acquired before January 1, 2024 represent “same store” in the table below. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2024. The Storage Properties were acquired on April 5, 2024 and are included as non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store for the years ended December 31, 2025 and 2024, prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP.

$ in thousands	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental revenue	$34,165	$33,406	$759	$30,798	$30,838	$(40)	$3,367	$2,568	$799
Other property revenue	339	244	95	3	121	(118)	336	123	213
Total revenues	34,504	33,650	854	30,801	30,959	(158)	3,703	2,691	1,012

Property operating expenses	5,620	5,112	508	4,443	4,215	228	1,177	897	280
Real estate tax expense	1,824	1,485	339	1,505	1,259	246	319	226	93
Total property operating expenses	7,444	6,597	847	5,948	5,474	474	1,496	1,123	373

Property net operating income	$27,060	$27,053	$7	$24,853	$25,485	$(632)	$2,207	$1,568	$639

General and administrative expenses	(4,163)	(4,419)	256
Advisor management fee	(787)	(759)	(28)
Depreciation and amortization	(17,978)	(19,219)	1,241
Interest expense	(15,335)	(14,577)	(758)
Interest and other income	4	210	(206)
Net loss	$(11,199)	$(11,711)	$512

Property net operating income. On a same store basis, comparing the results of operations of properties owned during the year ended December 31, 2025 with the results of the same properties owned during the year ended December 31, 2024, property net operating income decreased $632, total property revenues decreased $158, and total property operating expenses including real estate tax expense increased $474.

The decrease in same store total property revenues is primarily due to the move-out of one medical outpatient tenant and a decrease in rental income at our student housing property due to a decrease in occupancy.

The increase in same store total property operating expenses is primarily due to an increase in utilities and insurance expense and an increase in real estate tax expense.

Non-same store total property net operating income increased $639 during the year ended December 31, 2025 as compared to 2024. The increase is a result of acquiring the Storage Properties on April 5, 2024. On a non-same store basis, total property revenues increased $1,012 and total property operating expenses including real estate tax expense increased $373 during the year ended December 31, 2025 as compared to 2024 as a result of this acquisition.

General and administrative expenses. General and administrative expenses decreased $256 in 2025 compared to 2024. The decrease is primarily due to a decrease in professional fees.

Advisor management fee. Advisor management fees increased $28 in 2025 compared to 2024. The increase is primarily due to changes in NAV by share class.

Depreciation and amortization. Depreciation and amortization decreased $1,241 in 2025 compared to 2024. The decrease is primarily due to fully amortized assets in 2025.

Interest expense. Interest expense increased $758 in 2025 compared to 2024. The increase is primarily due to an increase in debt outstanding as a result of acquiring the Storage Properties on April 5, 2024.

Interest and other income. Interest and other income decreased $206 in 2025 compared to 2024. The decrease is primarily due to the realized gain on termination of swaps that were acquired with the Storage Properties in 2024 with no comparable activity in 2025.

Comparison of the years ended December 31, 2024 and December 31, 2023

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025, which is incorporated herein by reference, for a comparison of the Operating Partnership’s results of operations for the years ended December 31, 2024 and December 31, 2023.

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

FFO and AFFO for the years ended December 31, 2025, 2024 and 2023 are calculated as follows:

	$ in thousands	For the year ended December 31,
		2025	2024	2023
	Net loss	$(11,199)	$(11,711)	$(7,324)
Add:	Depreciation and amortization related to investment properties	17,978	19,219	17,516
	Funds from operations (FFO)	6,779	7,508	10,192

Less:	Above- and below-market rent intangible lease amortization, net	(1,364)	(1,389)	(1,389)
	Straight-line income, net	(418)	(819)	(1,145)
	Realized gain on termination of interest rate swaps	—	(185)	—
Add:	Amortization of deferred financing costs	1,651	1,588	1,313
	Amortization of mortgage premium/discount	40	121	352
	Amortization of derivatives costs	727	1,982	1,174
	Adjusted funds from operations (AFFO)	$7,415	$8,806	$10,497

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2025 Notes to Financial Statements in Part IV Item 15 in this Annual Report on Form 10-K. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s December 31, 2025 Notes to Consolidated Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K. The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2025 Notes to Financial Statements in Part IV Item 15 in this Annual Report on Form 10-K. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s December 31, 2025 Notes to Consolidated Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company and the Operating Partnership had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company does not consolidate the Operating Partnership.

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

As of December 31, 2025 and 2024, the Operating Partnership had outstanding debt of $273.4 million and $273.4 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 2.97% to 5.97% per annum and 2.97% to 5.80% per annum, respectively. The weighted average interest rate as of December 31, 2025 and 2024 was 4.92% per annum and 4.03% per annum, respectively, which includes the effect of interest rate swaps and interest rate caps. As of December 31, 2025 and 2024, the weighted average years to maturity for the mortgages was 1 year and 1.6 years, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$55,759	20.4%	5.80%	$55,759	20.4%	5.80%
Variable rate with swap agreements	156,500	57.2%	4.19%	88,000	32.2%	2.99%
Variable rate	61,155	22.4%	5.97%	—	—	—
Variable rate with cap agreements	—	—	—	129,594	47.4%	3.98%
Total	$273,414	100.0%		$273,353	100.0%

If interest rates on all debt which bears interest at variable rates as of December 31, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $0.6 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $0.6 million annually. For the variable rate debt with swap agreements, there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on such debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps.

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

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s December 31, 2025 Notes to Consolidated Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the fourth quarter of 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Ella S. Neyland	71	Director, Chair of the Board
Anthony Chereso**	63	Director
Michael W. Reid	72	Independent Director
Daniel Rigby	64	Independent Director
Alan Feldman**	62	Independent Director
Denise C. Kramer	47	Chief Executive Officer
Jerry Kyriazis	57	Chief Financial Officer
Joseph E. Binder	43	Chief Capital Officer
Kristin A. Orlando	48	Secretary

* As of January 1, 2026

** Appointed effective January 6, 2026

Ella S. Neyland has served as one of our directors since August 2023. In October 2025, Ms. Neyland accepted the role of interim President and Chief Executive Officer of IREIC and its subsidiary, IPC, which roles she held until February 2026. As result of Ms. Neyland’s acceptance of an officer position with IREIC, she no longer qualifies as an independent director of the Company. Ms. Neyland has been appointed as Chair of the Board of the Company, effective as of October 20, 2025. Ms. Neyland most recently served as Chief Operating Officer and a member of the board of directors of Independence Realty Trust, positions she held from December 2021 through December 2022. Until its merger with Independence Realty Trust, Ms. Neyland served in various roles at Steadfast Apartment REIT, Inc., including President from September 2013 to December 2021, Chief Financial Officer and Treasurer from June 2020 to December 2021 and as an affiliated director from August 2013 to December 2021. Ms. Neyland also served as President and affiliated director of Steadfast Income REIT, Inc., positions she held from October 2012 through March 2020. Prior to joining the Steadfast Apartment REIT, Ms. Neyland served in various roles as advisor and founder of several privately owned medical services related companies from 2004 to 2011. From 2001 to 2004, Ms. Neyland was the Executive Vice President, Treasurer and head of Investor Relations for UDR. Prior to 2001, Ms. Neyland worked for various banks including CIBC and Frost Bank and also worked for Lincoln Property Company initially in charge of their debt restructuring and then lead their multi-family finance group. For six years she served on the board of the IPA (the Institute for Portfolio Alternatives) and in 2019 was elected as the first female chair in its 33 year history. She has served on the board of directors of Westwood Financial since September 2022. She is a member of the ULI Silver Multi-family council and has served as the Co-Chair. She has also served on the Board of Directors of NMHC, the National Multi-family Housing Council. Ms. Neyland received her B.S. in Finance from Trinity University. We believe that Ms. Neyland’s experience in the commercial real estate industry, including through her leadership positions at other REITs, make her well qualified to serve as a member of our board of directors.

Anthony Chereso has served as one of our directors since January 2026. Mr. Chereso is also the chief executive officer and president of The Inland Real Estate Companies, LLC, which is part of Inland, a position in which he has served since January 2024. Mr. Chereso joined Inland in July 2022 as the chief financial officer and has over 30 years of experience in finance, tax, audit, commercial real estate, capital markets and the alternative investment industry. Mr. Chereso served as one of our directors from January 2024 to October 2025 and has served on the board of managers of our Advisor since August 2023. Mr. Chereso also serves on the boards of directors of numerous Inland entities, including Inland Real Estate Income Trust, Inc. (“IREIT”) (since November 2025) and its business manager (since May 2025), IREIC (since February 2024), IPC (since February 2024), our Dealer Manager (since May 2025), and Inland Real Estate Acquisitions, LLC (since February 2023 and as Chairman since January 2025). Prior to joining Inland, Mr. Chereso worked as president and chief executive officer of the Institute for Portfolio Alternatives from 2015 to 2022. Previously, he was a director at United Development Funding from 2013 to 2015, the president and chief executive officer of FactRight, a third-party independent securities due diligence and research firm, from 2007 to 2013, and has held roles in capital markets at various real estate investment companies. Additionally, he worked in corporate finance, tax, and audit with Verizon Communications (formerly GTE) from 1985 to 2000. Mr. Chereso is a graduate of the DePaul University School of Business. We believe that Mr. Chereso’s extensive experience in finance, tax, audit, commercial real estate, capital markets, the alternative investment industry and natural leadership ability make him well qualified to serve as a member of our board of directors.

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

Alan Feldman has served as one of our independent directors since January 2026. Mr. Feldman currently serves as a senior fellow of the Zell-Lurie Real Estate Center at The Wharton School, University of Pennsylvania, where he has also taught since 2013. Mr. Feldman has served as an independent director of EQT Exeter Real Estate Income Trust, Inc. since June 2023 and an independent director of IREIT since January 2026. Mr. Feldman served as the chief executive officer and chairman of the board of directors of Resource REIT from October 2012 to May 2022, and as Resource REIT’s president from September 2020 to May 2022. Resource REIT was a non-listed REIT which was acquired by Blackstone Real Estate Income Trust, Inc. in May 2022. At Resource REIT, Mr. Feldman was responsible for overseeing the strategy for the company and its real estate investment strategy. Prior to Resource REIT’s mergers with Resource Real Estate Opportunity REIT, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”) in January 2021, he was also chief executive officer and chairman of the board of REIT I from June 2009 and REIT III from June 2017. He also served as the president of REIT I and REIT III from September 2020 until the mergers. Mr. Feldman served as a senior vice president of Resource America from August 2002 to September 2020 and as chief executive officer of its wholly owned subsidiary, Resource Real Estate (Resource REIT’s founding sponsor) from May 2004 to September 2020. From 1998 to 2002, Mr. Feldman was a vice president at Lazard Freres & Co., an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an executive vice president of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full-service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Bristol-Myers Squibb Corporation. Mr. Feldman received Bachelor of Science and Master of Science degrees in chemical engineering from Tufts University, and a Master of Business Administration degree from The Wharton School, University of Pennsylvania. We believe that Mr. Feldman’s experience as a director of numerous other non-traded REITs makes him well qualified to serve as a member of our board of directors.

Denise C. Kramer has served as our Chief Executive Officer and as Chief Executive Officer of the Advisor, roles she has held since October 2025. Prior to her appointment as Chief Executive Officer, Ms. Kramer served as our Chief Operating Officer, Lead Portfolio Manager from June 2023 to October 2025. Ms. Kramer also serves as the Chief Executive Officer and a director of InPoint Commercial Real Estate Income, Inc. (“InPoint”), positions she has held since December 2024, and as the President of InPoint’s advisor, Inland InPoint Advisor, LLC, a position she has held since January 2022. Ms. Kramer also serves as Senior Vice President, Investment Product Management of IREIC, a position she has held since December 2022. Ms. Kramer began her career with Inland in 2016, serving as Senior Vice President, Investment Product Research for Inland Securities Corporation, Inland’s managing broker dealer. Prior to joining Inland, Ms. Kramer served as Director of Investment Research at Advisor Group from January 2010 to August 2016 where she was responsible for the oversight of due diligence on all packaged products made available on Advisor Group’s platforms including real estate private placements, REITs and interval funds. Ms. Kramer has a B.A. in accounting from the University of Maine and a Master’s degree in finance from Northeastern University, she holds Series 7 and 66 licenses with FINRA, and is a CFA Charterholder.

Jerry Kyriazis has served as our Chief Financial Officer since June 2023, and as the Chief Financial Officer of our Advisor since October 2022. Mr. Kyriazis also has served as the Chief Financial Officer and Treasurer of IREIT since May 2025, as the Chief Financial Officer and Treasurer of the MH Ventures Fund III, LLC and its business manager since their inception in September 2022, and as the Chief Financial Officer and Treasurer of MH Ventures Fund II, Inc. and its business manager since their inception in September 2020. Mr.

Kyriazis joined Inland in 2018 as a Senior Vice President, Director of Portfolio Finance for IREIC serving several Inland entities, including, InPoint and MH Ventures 2019-1, LLC. Prior to joining Inland, Mr. Kyriazis served as Director of Financial Reporting and Accounting Policy for Citadel LLC (a global hedge fund manager) from 2007 to 2018. He served as Vice President, Finance and Chief Accounting Officer for Trizec Properties, Inc. (a public office real estate investment trust) from 2002 to 2007. He also served as Vice President, Controller for LaSalle Hotel Properties (a public hotel real estate investment trust) from 1998 to 2000. Mr. Kyriazis worked for PricewaterhouseCoopers LLP from 1990 to 1998. Mr. Kyriazis received his MBA from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Kyriazis received his B.A. in accounting from Northern Illinois University. Mr. Kyriazis is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

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

Kristin A. Orlando serves as our Secretary and as Secretary of our Advisor, positions she has held since June 2023 and October 2022, respectively. Ms. Orlando joined the law department of The Inland Real Estate Group, LLC in October 2012, and is currently Associate General Counsel and Senior Vice President, positions she has held since October 2025 and June 2024, respectively. In her capacity as Associate General Counsel, Ms. Orlando represents funds sponsored by Inland Real Estate Investment Corporation and its affiliates on corporate, securities and regulatory matters. She also represents other entities within The Inland Real Estate Group of Companies that are in the business of real estate securities. Ms. Orlando serves as the corporate secretary of IPC (since May 2017), as the corporate secretary of the advisor to InPoint (since January 2025) and of the business manager to IREIT (since January 2025), and as the corporate secretary of Inland Venture Partners, LLC and certain of its subsidiaries (since December 2024). Prior to joining Inland, Ms. Orlando had been employed by the law firm Shefsky & Froelich (now Taft Stettinius & Hollister LLP) in Chicago, Illinois, in the Corporate and Securities practice group, since 2004. She is admitted to practice law in the State of Illinois. Ms. Orlando received her B.A. from Northwestern University and her J.D. from Chicago-Kent College of Law.

Committees of our Board of Directors

Audit Committee and Audit Committee Financial Expert Our board of directors has established an audit committee, which consists of Messrs. Reid, Rigby and Feldman, each of whom is an independent director. Mr. Reid serves as the chairperson of the audit committee and qualifies as an “audit committee financial expert” as that term is defined by the SEC. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. The audit committee assists the board of directors in overseeing:

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

Affiliate Transaction Committee. The affiliate transaction committee is currently comprised of Messrs. Reid, Rigby and Feldman, each of whom is an independent director. Mr. Feldman serves as the chairperson of the affiliate transaction committee. The primary purpose of the affiliate transaction committee is to review transactions between us and Inland or its affiliates (including our Advisor) or with related persons and to determine if the resolution of the conflict of interest is fair and reasonable to us and our stockholders. However, we cannot assure you that this committee will successfully mitigate the risks related to conflicts of interest between us and Inland.

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

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is currently comprised of Messrs. Reid, Rigby and Feldman, each of whom is an independent director. Mr. Rigby serves as the chairperson of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for, among other things: (1) identifying individuals qualified to serve on the board and the nominating and corporate governance committee and recommending to the board a slate of director nominees for election by the stockholders at the annual meeting; (2) periodically reevaluating any corporate governance policies and principles adopted by the board, including recommending any amendments thereto if appropriate; and (3) overseeing an annual evaluation of the board. The nominating and corporate governance committee is also responsible for considering director nominees submitted by stockholders.

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

As mentioned above, as a result of Ms. Neyland’s acceptance of an officer position with IREIC, she no longer qualifies as an independent director of the Company. Accordingly, effective as of October 20, 2025, Ms. Neyland stepped down from the audit committee, affiliate transaction committee and nominating and corporate governance committee.

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

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2025 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Ella S. Neyland (3)	$65	$27	$—	$—	$—	$3	$95
Michael W. Reid	$86	$29	$—	$—	$—	$4	$119
Daniel Rigby	$81	$27	$—	$—	$—	$3	$111
(1)
Represents 1,159 restricted shares of Class I common stock granted to Ella S. Neyland, 1,229 restricted shares of Class I common stock granted to Michael W. Reid and 1,159 restricted shares of Class I common stock granted to Daniel Rigby on August 1, 2025.
(2)
Represents the value of distributions received during the year ended December 31, 2025 on all stock awards received through December 31, 2025.
(3)
The board of directors designated Ella S. Neyland as a participant with respect to the unvested award granted to her on August 1, 2025, and confirmed that her existing unvested awards were not terminated by her no longer qualifying as an independent director of the Company.

We pay our independent directors an annual retainer of $100,000, consisting of $75,000 in cash, payable on a quarterly basis, and a $25,000 grant of restricted stock, plus an additional retainer of $15,000 to the chairperson of the audit committee, $8,500 to the chairperson of the affiliate transaction committee and $8,500 to the chairperson of the nominating and corporate governance committee. Each director may elect to receive all or a portion of the amounts otherwise payable in cash in the form of restricted stock, pursuant to our director compensation plan (as amended and restated in November 2025, the “DCP”). The annual grant of restricted stock will be based on the then-current per share transaction price of our Class I shares at the time of grant. We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Other than certain non-independent directors who are designated as participants by the board of directors, our directors who are affiliated with our Advisor or Inland will not receive additional compensation for serving on the board of directors or committees thereof.

The DCP provides us with the ability to grant awards of restricted stock to our independent directors and certain non-independent directors who are designated as participants by the board of directors. Restricted stock issued will generally vest one year from the date of grant and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. The total number of common shares granted under the DCP may not exceed 500,000 at any time (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, extraordinary dividend, or divestiture (including a spin-off) or any other change in the corporate structure or shares of the Company.

Refer to “Equity Compensation Plan” in Part I Item 5 in this Annual Report on Form 10-K for a summary of stock grants we made at each grant date as of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

The following table sets forth, as of March 17, 2026, information regarding the number and percentage of shares of our common stock owned by each director, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. As of March 17, 2026, we had 242 stockholders. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 2901 Butterfield Road, Oak Brook, Illinois 60523.

Name of Beneficial Owner	Number of Shares Beneficially Owned**	Percent of Applicable Class
Directors and Officers
Ella S. Neyland	3,336	*
Anthony Chereso***	44	*
Michael W. Reid	3,790	1.0%
Daniel Rigby	3,572	*
Alan Feldman****	1,182	*
Denise C. Kramer	888	*
Jerry Kyriazis	2,165	*
Joseph E. Binder	2,442	*
Kristin A. Orlando	110	*
All officers and directors as a group (9 persons)	17,529	4.7%
5% Stockholders
Inland Private Capital Corporation	99,634	26.5%

* Less than 1%.

** All shares listed in the table are Class I shares.

*** Resigned effective October 20, 2025. Reappointed effective January 6, 2026.

**** Appointed effective January 6, 2026.

Securities Authorized for Issuance under the DCP

The following table sets forth information regarding securities authorized for issuance under the DCP as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	—
Equity Compensation Plans not approved by security holders	—	—	489,795
Total	—	—	489,795

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

Together with its affiliates, Inland is a fully integrated group of legally and financially separate companies that is involved in every aspect of real estate, including property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, finance, investment products and other related services. Since its founding in 1968, through December 31, 2025, Inland has sponsored 851 programs and raised more than $31 billion in capital from more than 490,000 investors. IREIC, our sponsor, is a member company of Inland.

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

Term and Termination Rights

Our Advisory Agreement, as amended and restated, is dated effective as of August 28, 2025, and has an initial term ending August 30, 2026, subject to successive one-year renewals upon the mutual consent of the parties. Our independent directors evaluate the performance of our Advisor each year before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

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

Management Fee, Performance Participation and Expense Reimbursements

Management Fee. Subject to the limitations described below under “Reimbursement by our Advisor,” as compensation for its services provided pursuant to the Advisory Agreement, we pay our Advisor a management fee of (i) 1.25% of the aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 OP Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 OP Units and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. In calculating the management fee, we will use the NAV of the outstanding OP Units before giving effect to monthly accruals for the management fee, the performance participation allocations, distribution fees or distributions payable on our shares or OP Units. The different management fees applicable to our Operating Partnership’s Class X-1, Class X-2 and Class A OP Units are class-specific accruals that will be allocated to the Class X-1, Class X-2 and Class A unitholders specifically. This means Class X-1, Class X-2 and Class A OP Units may receive greater distributions or have a higher NAV per unit or share compared to our other classes of units or shares.

The management fee may be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units of our Operating Partnership. An election by our Advisor to receive Class I shares of our common stock or Class I OP Units of our Operating Partnership may benefit us for cash management purposes and would further align our Advisor’s interests with our stockholders. Any repurchase requests by our Advisor will be consistent with our Advisor’s fiduciary duties to us and our stockholders. Notwithstanding the foregoing, we have adopted a policy that requires the affiliate transaction committee to approve any repurchase request of the Advisor for Class I shares received as payment for the management fee that, when combined with any stockholder repurchase requests submitted through the SRP, would cause us to exceed the 2% monthly or 5% quarterly repurchase limitations of the SRP. Such approval must find that the repurchase will not impair our capital or operations and is consistent with the fiduciary duties of our independent directors.

Performance Participation. So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to (a) with respect to Class T, Class S, Class D and Class I OP Units, 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Catch-Up (each term as defined below) (the “Performance Allocation”), (b) with respect to Class X-1 OP Units, 10.0% of the Class X-1 Total Return, subject to a 5% Hurdle Amount and a High-Water Mark, with a Class X-1 Catch-Up (each term as defined below) (the “Class X-1 Performance Allocation”) and (c) with respect to Class A OP Units, 12.5% of the Class A Total Return, subject to a 5% Class A Hurdle Amount and a Class A High-Water Mark, with a Class A Catch-Up (each term as defined below) (the “Class A Performance Allocation”). Such allocations will be made annually and accrue monthly. The performance participation allocations are a class-specific accrual. No performance allocation is made with respect to Class X-2 OP Units.

Specifically, with respect to Class T, Class S, Class D and Class I OP Units, the Special Limited Partner will be allocated a Performance Allocation in an amount equal to:

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

“Total Return” for any period since the end of the prior calendar year shall equal the sum of:

(i)
all distributions accrued or paid (without duplication) on the OP Units (excluding Class X-1, Class X-2 and Class A OP Units) outstanding at the end of such period since the beginning of the then-current calendar year plus
(ii)
the change in aggregate NAV of such units (excluding Class X-1, Class X-2 and Class A OP Units) since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership (excluding Class X-1, Class X-2 and Class A OP Units), (y) any allocation/accrual to the Performance Allocation and (z) applicable distribution fee expenses (including any payments made to us for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of OP Units (excluding Class X-1, Class X-2 and Class A OP Units) issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such OP Units and any upfront selling commissions and dealer manager fees.

“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the OP Units (excluding Class X-1, Class X-2 and Class A OP Units) outstanding at the beginning of the then-current calendar year and all OP Units (excluding Class X-1, Class X-2 and Class A OP Units) issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of OP Units (excluding Class X-1, Class X-2 and Class A OP Units) over the period and calculated in accordance with recognized industry practices. The ending NAV of the OP Units (excluding Class X-1, Class X-2 and Class A OP Units) used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Allocation and applicable distribution fee expenses. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Class T, Class S, Class D and Class I OP Units repurchased during such period, which units will be subject to the Performance Allocation upon repurchase as described below.

Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Class T, Class S, Class D or Class I OP Units repurchased during such year, which units will be subject to the Performance Allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s Performance Allocation. This is referred to as a “High-Water Mark.”

With respect to Class X-1 OP Units only, the Special Limited Partner will be allocated a Class X-1 Performance Allocation in an amount equal to:

•
First, if the Class X-1 Total Return for the applicable period exceeds the sum of (i) the Class X-1 Hurdle Amount for that period and (ii) the Class X-1 Loss Carryforward Amount (any such excess, “Class X-1 Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 10.0% of the sum of (x) the Class X-1 Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is referred to as a “Class X-1 Catch-Up”); and
•
Second, to the extent there are remaining Class X-1 Excess Profits, 10.0% of such remaining Class X-1 Excess Profits.

“Class X-1 Total Return” for any period since the end of the prior calendar year shall equal the sum of:

(i)
all distributions accrued or paid (without duplication) on the Class X-1 OP Units outstanding at the end of such period since the beginning of the then-current calendar year plus
(ii)
the change in aggregate NAV of such Class X-1 OP Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Class X-1 OP Units and (y) any allocation/accrual to the Class X-1 Performance Allocation.

For the avoidance of doubt, the calculation of Class X-1 Total Return will (i) include any appreciation or depreciation in the NAV of Class X-1 OP Units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Class X-1 OP Units.

“Class X-1 Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Class X-1 OP Units outstanding at the beginning of the then-current calendar year and all Class X-1 OP Units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Class X-1 OP Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Class X-1 OP Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Class X-1 Performance Allocation and applicable distribution fee expenses. For the avoidance of doubt, the calculation of the Class X-1 Hurdle Amount for any period will exclude any Class X-1 OP Units repurchased during such period, which units will be subject to the Class X-1 Performance Allocation upon repurchase as described below.

Except as described in Class X-1 Loss Carryforward below, any amount by which Class X-1 Total Return falls below the Class X-1 Hurdle Amount will not be carried forward to subsequent periods.

“Class X-1 Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Class X-1 Total Return and decrease by any positive annual Class X-1 Total Return, provided that the Class X-1 Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Class X-1 Loss Carryforward Amount will exclude the Class X-1 Total Return related to any Class X-1 OP Units repurchased during such year, which units will be subject to the Class X-1 Performance Allocation upon repurchase as described below. The effect of the Class X-1 Loss Carryforward Amount is that the recoupment of past annual Class X-1 Total Return losses will offset the positive annual Class X-1 Total Return for purposes of the calculation of the Class X-1 Performance Allocation. This is referred to as a “Class X-1 High-Water Mark.”

With respect to Class A OP Units only, the Special Limited Partner will be allocated a Class A Performance Allocation in an amount equal to:

•
First, if the Class A Total Return for the applicable period exceeds the sum of (i) the Class A Hurdle Amount for that period and (ii) the Class A Loss Carryforward Amount (any such excess, “Class A Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Class A Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Class A Catch-Up”); and
•
Second, to the extent there are remaining Class A Excess Profits, 12.5% of such remaining Class A Excess Profits.

“Class A Total Return” for any period since the end of the prior calendar year shall equal the sum of:

(i)
all distributions accrued or paid (without duplication) on the Class A OP Units outstanding at the end of such period since the beginning of the then-current calendar year plus
(ii)
the change in aggregate NAV of such Class A OP Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Class A OP Units and (y) any allocation/accrual to the Class A Performance Allocation.

For the avoidance of doubt, the calculation of Class A Total Return will (i) include any appreciation or depreciation in the NAV of Class A OP Units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Class A OP Units.

“Class A Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Class A OP Units outstanding at the beginning of the then-current calendar year and all Class A OP Units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Class A OP Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Class A OP Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Class A Performance Allocation and applicable distribution fee expenses. For the avoidance of doubt, the calculation of the Class A Hurdle Amount for any period will exclude any Class A OP Units repurchased during such period, which units will be subject to the Class A Performance Allocation upon repurchase as described below.

Except as described in Class A Loss Carryforward below, any amount by which Class A Total Return falls below the Class A Hurdle Amount will not be carried forward to subsequent periods.

“Class A Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Class A Total Return and decrease by any positive annual Class A Total Return, provided that the Class A Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Class A Loss Carryforward Amount will exclude the Class A Total Return related to any Class A OP Units repurchased during such year, which units will be subject to the Class A Performance Allocation upon repurchase as described below. The effect of the Class A Loss Carryforward Amount is that the recoupment of past annual Class A Total Return losses will offset the positive annual Class A Total Return for purposes of the calculation of the Class A Performance Allocation. This is referred to as a “Class A High-Water Mark.”

The Special Limited Partner will also be allocated a Performance Allocation, Class X-1 Performance Allocation and Class A Performance Allocation, as applicable, with respect to all OP Units that are repurchased at the end of any month (in connection with repurchases of our shares in the SRP) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such Performance Allocation, Class X-1 Performance Allocation or Class A Performance Allocation.

Distributions on the Performance Allocation, Class X-1 Performance Allocation or Class A Performance Allocation may be distributable in cash or Class I OP Units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in OP Units, the Special Limited Partner may request the Operating Partnership to repurchase such OP Units from the Special Limited Partner at a later date. Any such repurchase requests will not be subject to the Early Repurchase Deduction but will be subject to similar repurchase limits that exist under the SRP.

For the avoidance of doubt, the Special Limited Partner will not be entitled to a special allocation with respect to the Class X-2 OP Units.

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

Our Advisor may require us to reimburse it for any organization and offering expenses associated with the Offerings that it incurs on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, reasonable bona fide due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, expense reimbursements for wholesaler compensation expenses and actual costs incurred by employees of the Dealer Manager in the performance of wholesaling activities and expense reimbursements for retail expenses, but excluding upfront selling commissions, dealer manager fees and distribution fees) as and when incurred. After the termination of the primary offering and again after termination of the offering under the DRP, our Advisor has agreed to reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of our gross proceeds from the applicable offering.

Reimbursement by our Advisor. Our Advisor will reimburse us for any expenses that cause our Total Operating Expenses (as defined below) in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets (as defined below) or (2) 25% of our Net Income (as defined below).

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, our Advisor would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees, performance allocations and expense reimbursements for operating expenses paid to our Advisor and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors. For the year ended December 31, 2025, the Company had Total Operating Expenses of approximately $4.9 million, Average Invested Assets of approximately $452.6 million, and Net Income of approximately $6.3 million. Total Operating Expenses represented 1.1% of Average Invested Assets and 78.4% of Net Income.

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

Independent Directors’ Review of Compensation. Our independent directors evaluate at least annually whether the compensation that we contract to pay to our Advisor is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors supervise the performance of our Advisor and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation is based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

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

The Dealer Manager Agreements

We have entered into agreements with the Dealer Manager, pursuant to which the Dealer Manager agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock in the Offerings, which we refer to as “participating broker-dealers,” and financial advisors. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the Offerings, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The Dealer Manager is a registered broker-dealer affiliated with the Advisor.

Public Offering: Upfront Selling Commissions and Dealer Manager Fees

In connection with the Public Offering only, subject to any discounts, the Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering, however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. Subject to any discounts, the Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. Subject to any discounts, the Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

Public Offering: Distribution Fees

In connection with the Public Offering only, subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the Dealer Manager selling commissions over time as distribution fees (i) with respect to our outstanding Class

T shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class T shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of our outstanding Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares; (ii) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares; and (iii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares. We do not pay a distribution fee with respect to our outstanding Class I, Class X-1 or Class X-2 shares.

The distribution fees is paid monthly in arrears. The Dealer Manager reallows (pays) all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will waive distribution fees to us to the extent a broker-dealer is not eligible to receive them.

The ongoing distribution fees listed above are allocated on a class-specific basis and borne by all holders of the applicable class. These class-specific fees may differ for each class, even when the NAV per share of each class is the same. We normally expect that the allocation of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to each class of shares. In other words, the per share amount of distributions on Class T, Class S, Class D, Class I, Class X-1 and Class X-2 shares generally differs because of different class-specific distribution fees that are deducted from the gross distributions for each share class. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the allocation of class-specific fees with respect to such period, then pursuant to our valuation procedures, the class-specific fee allocations may lower the NAV per share of a share class. Therefore, as a result of the different ongoing distribution fees allocable to each share class, each share class could have a different NAV per share. If the NAV per share of our classes are different, then changes to our assets and liabilities that are allocable based on NAV may also be different for each class.

We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder’s account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and distribution fees paid with respect to the shares held by such stockholder within such account would equal or exceed, in the aggregate, the Fee Limit. At the end of such month, each such Class T share, Class S share or Class D share in such account (including shares in such account purchased through the DRP or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such share. Although we cannot predict the length of time over which the distribution fee will be paid due to potential changes in the NAV of our shares, in the case of a limit of 8.75% of gross proceeds, this fee would be paid with respect to a Class T share or Class S share over approximately 7 years from the date of purchase and with respect to a Class D share over approximately 30 years from the date of purchase, assuming payment of the full upfront selling commissions and dealer manager fees, opting out of the DRP and a constant NAV per share. Under these assumptions and assuming a constant NAV per share of $25.00, if a stockholder holds his or her shares for these time periods, this fee with respect to a Class T share or Class S share would total approximately $1.34 and with respect to a Class D share would total approximately $1.82.

In addition, after termination of a primary offering registered under the Securities Act, we will cease paying the distribution fees with respect to each Class T, Class S or Class D share sold in that primary offering, each Class T, Class S or Class D share sold under the DRP pursuant to the same registration statement that was used for that primary offering, and each Class T, Class S or Class D share received as a stock dividend with respect to such shares sold in such primary offering or the DRP, on the date when, we, with the assistance of the Dealer Manager, determine that all underwriting compensation paid or incurred with respect to the offerings covered by that registration statement from all sources, determined pursuant to the rules and guidance of FINRA, would equal or exceed 10% of the aggregate purchase price of all shares sold for our account through that primary offering.

During the year ended December 31, 2025, the total equity capital raised was approximately $8.1 million and the total costs of raising capital, which include all upfront selling commissions, dealer manager fees, and distribution fees and other offering expenses, were approximately $1.3 million, which represented approximately 17% of the total capital raised.

Private Offering: No Fees or Compensation

No fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager in connection with the Private Offering.

The Property Management Agreements

We may rely on the Inland Commercial Real Estate Services LLC, an affiliate of our Advisor (“Inland Commercial”) or Inland Devon Self Storage Holdings LLC, an affiliate of our Sponsor (“Devon”), to perform property management, construction management and leasing services for certain of the properties we acquire. Any fees paid to our Advisor’s affiliates for any such services will not reduce the management fee payable to our Advisor or the performance participation allocations. Any such arrangements will be at or below market rates.

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

Other Related Party Transactions

Credit Facility

On October 27, 2023, the Operating Partnership, as borrower, entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (the “Promissory Note, and together with the Credit Agreement, as modified, the “Credit Facility”) with IPC, as lender. The Credit Facility provides for loan advances in an aggregate amount not to exceed $22.5 million, with an initial maturity date of November 30, 2024 (as may be amended, modified, extended or renewed, but not accelerated, in IPC’s sole discretion) or the date IPC declares obligations under the Credit Facility, or the obligations become, due and payable after the occurrence of an event of default (the “Loan”). The current maturity date of the Credit Facility, as extended, is November 30, 2026. The daily balance of the Loan under the Credit Facility bears interest at rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership will begin making monthly payments of all accrued and unpaid interest on the Loan in the month subsequent to the first borrowing made by the Operating Partnership on the Loan. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

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

During the fiscal year ended December 31, 2025, the Operating Partnership repaid $2 million on the Credit Facility. During the fiscal year ended December 31, 2024, the Operating Partnership borrowed $19 million under the Credit Facility and repaid $9 million on the Credit Facility. As of December 31, 2025 and 2024, the Operating Partnership had an outstanding balance of $8 million and $10 million, respectively, on the Credit Facility. During the years ended December 31, 2025 and 2024, the Operating Partnership accrued $0.4 million and $0.3 million, respectively, of interest expense on the Credit Facility.

Acquisition of the Storage Properties

On April 5, 2024 (the “Storage Closing Date”), the Operating Partnership acquired the Storage Properties for a total purchase price of $43.8 million (paid in cash and Class T and Class I OP Units), including $17.6 million of assumed loans and corresponding swaps with First Merchants Bank. The purchase price was determined based on appraisal performed by an independent third-party appraiser. On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28 million, which was used to repay the assumed loans and settle the corresponding swaps with First Merchants Bank.

The acquisition resulted from a tender offer initiated by our Operating Partnership, in which the Operating Partnership sought to acquire all of the beneficial interests in a Delaware statutory trust then managed by an affiliate of the Advisor, from investors in such Delaware statutory trust in exchange for cash, Class T OP Units, Class S OP Units, Class D OP Units, or Class I OP Units (the “Storage Transaction”). The Class T and Class I OP Units offered in connection with the Storage Transaction were offered by the Operating Partnership pursuant to a private offering exempt from registration under the Securities Act.

In connection with the Storage Transaction, on February 13, 2024, the Operating Partnership, we, and the Dealer Manager, entered into a dealer manager agreement (the “DST Dealer Manager Agreement”) under which the OP Units were sold through the Dealer Manager to the investors electing to receive OP Units. Under the DST Dealer Manager Agreement, the Operating Partnership will pay the Dealer Manager (a) a distribution fee with respect to outstanding Class T OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV (as determined in accordance with our valuation guidelines) of such outstanding Class T OP Units, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of the outstanding Class T OP Units; provided, however, with respect to Class T OP Units sold through certain selected broker-dealers and registered investment advisors engaged by the Dealer Manager (collectively, “Transaction Offering Participants”), the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees may not exceed 0.85% per annum of the aggregate NAV of such Class T OP Units; (b) a distribution fee with respect to outstanding Class S OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Class S OP Units; and (c) a distribution fee with respect to outstanding Class D OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Class D OP Units. The Operating Partnership will not pay a distribution fee with respect to Class I OP Units sold pursuant to the DST Dealer Manager Agreement. During the years ended December 31, 2025 and 2024, the Operating Partnership paid $883 and $609, respectively, of distribution fees pursuant to this agreement.

If, subsequently, the Operating Partnership delivers Class T shares pursuant to the terms of the limited partnership agreement of the Operating Partnership in exchange for Class T OP Units sold pursuant to the DST Dealer Manager Agreement (“Resulting Class T Shares”), Class S shares in exchange for Class S OP Units sold pursuant to the DST Dealer Manager Agreement (“Resulting Class S Shares”), or Class D shares in exchange for Class D OP Units sold pursuant to the DST Dealer Manager Agreement (“Resulting Class D Shares”), in each case pursuant to the terms of the limited partnership agreement of the Operating Partnership, we will pay to the Dealer Manager (a) a distribution fee with respect to outstanding Resulting Class T Shares that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV (as determined in accordance with our valuation guidelines) of such outstanding Resulting Class T Shares, consisting of a representative distribution fee of 0.65% per annum, and a dealer distribution fee of 0.20% per annum, of the aggregate NAV of the outstanding Resulting Class T Shares; provided, however, with respect to Resulting Class T Shares for which the prior OP Units were sold through certain Transaction Offering Participants, the representative distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees may not exceed 0.85% per annum of the aggregate NAV of such shares; (b) a distribution fee with respect to outstanding Resulting Class S Shares that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Resulting Class S Shares; and (c) a distribution fee with respect to outstanding Resulting Class D Shares that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Resulting Class D Shares. We will not pay a distribution fee with respect to Class I shares.

The Operating Partnership will cease paying the distribution fees with respect to any Class T OP Unit, Class S OP Unit or Class D OP Unit held in a limited partner’s account at the end of the month in which the Dealer Manager, in conjunction with the transfer agent, determines that total distribution fees paid with respect to the OP Units held by such limited partner within such account would exceed, in the aggregate, 8.75% (or a lower limit as set forth in any applicable agreement between the Dealer Manager and the Transaction Offering Participant who sold such OP Units at the time such OP Units were issued) of the value of the limited partner’s OP Units received by the limited partner at the closing of the Storage Transaction, as recorded on the Operating Partnership’s books and records. At the end of such month, pursuant to the terms of the limited partnership agreement of the Operating Partnership, each such Class T OP Unit, Class S OP Unit and Class D OP Unit shall automatically and without any action on the part of the holder thereof convert into a number of Class I OP Units (including any fractional OP Units), each with an equivalent aggregate NAV as such Class T OP Unit, Class S OP Unit or Class D OP Unit. The foregoing limitations on distribution fees shall continue to apply if any OP Units are exchanged for shares pursuant to the limited partnership agreement of the Operating Partnership. The Dealer Manager and the Operating Partnership have also agreed to provide indemnification as set forth in the Dealer Manager Agreement. Any party may terminate the Dealer Manager Agreement upon 30 days’ written notice.

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

DST Program

On June 27, 2024, IPC commenced the DST Program, through which it sponsors a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. The DST Program is designed for, but not limited to, prospective investors seeking to defer the recognition of gain on the sale of other real property under Section 1031 of the Code. In connection with the DST Program, the Operating Partnership, each DST, and each DST investor enter into an option agreement pursuant to which the Operating Partnership will be granted the option (the “FMV Option”), but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require such DST investor to exchange his, her or its DST interest for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

In connection with each private placement, each DST, the Company, the Operating Partnership and the Dealer Manager enter into a placement agent agreement pursuant to which the Dealer Manager, as placement agent, will offer and sell beneficial interest in the applicable DST. The General Partner and the Operating Partnership are only party to such placement agent agreement for the limited purpose of paying the distribution fees that may be payable to the Dealer Manager in connection with an exercise of the FMV Option, which fees will be calculated in manner identical to those described in connection with the DST Dealer Manager Agreement above.

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

Affiliate Investment

On December 1, 2023, IPC, an affiliate of the Advisor, purchased 99,634 Class I shares for a purchase price of $2.5 million in the Company’s Public Offering.

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

Based upon its review, our board of directors and the nominating and corporate governance committee have affirmatively determined that each of Messrs. Feldman, Reid and Rigby has no direct or indirect material relationship with the Company, meets all of the bright-line independence tests set forth under Section 303A.02 of the New York Stock Exchange Listed Company Manual, meets the independence criteria set forth in Rule 10A-3 under the Exchange Act, and meets the definition of an independent director within the Company’s Articles of Amendment and Restatement, as amended.

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
Alan Feldman
Michael W. Reid
Daniel Rigby

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services and audit-related services rendered by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2025 and 2024, together with fees for audit-related services and tax services rendered by PwC ($ in thousands).

	2025	2024
Audit fees(1)	$475	$517
Audit-related fees	—	—
Tax fees(2)	460	90
All other fees	—	—
Total	$935	$607
____________
(1)
Audit fees consist of fees incurred for the audit of our financial statements for years ended December 31, 2025 and 2024 and the review of our financial statements included in our quarterly reports on Form 10-Q, fees relating to the audits of the financial statements of the Operating Partnership for the years ended December 31, 2025 and 2024, as well as fees relating to registration statements.
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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this report:
(1)
Financial Statements:

The financial statements of the Company are contained herein on pages 110 - 124 of this Annual Report on Form 10-K.

The consolidated financial statements of the Operating Partnership are contained herein on pages 127 - 155 of this Annual Report on Form 10-K.

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

1.4

Dealer Manager Agreement - Private Offering, dated August 28, 2025, by and between the Company and the Dealer Manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

1.5

Form of Selected Dealer Agreement - Private Offering (included as Exhibit A to the Dealer Manager Agreement - Private Offering filed as Exhibit 1.4 hereto) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

1.6

Form of Selected RIA Agreement - Private Offering (included as Exhibit B to the Dealer Manager Agreement - Private Offering filed as Exhibit 1.4 hereto) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

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

10.2

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

10.5	Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2025)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (File No. 333-272750) filed September 22, 2023)

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

10.17

Indemnification Agreement by and between Inland Private Capital Corporation, the Company and IPC Alternative Real Estate Operating Partnership, LP, dated June 27, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2024)

10.18

Second Modification to Loan Documents Agreement, dated November 19, 2025, by and between IPC Alternative Real Estate Operating Partnership, LP and Inland Private Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2025)

10.19*

Loan Agreement, dated September 30, 2021, by and among BMO Harris Bank N.A., as administrative agent and lender, and certain subsidiaries of the Operating Partnership (MOB Cedar Park, L.L.C., MOB 5255 San Antonio, L.L.C., MOB 9157 San Antonio, L.L.C., MOB Raleigh, L.L.C., MOB 1431 Houston, L.L.C., MOB 1 New Britain, L.L.C., MOB 300 New Britain, L.L.C., MOB Oklahoma City, L.L.C., MOB Peoria, L.L.C., MOB Phoenix, L.L.C., MOB 3855 Gilbert, L.L.C., MOB 700 Chandler, L.L.C., MOB 3686 Gilbert, L.L.C., MOB Kingwood, L.L.C., MOB Garden City, L.L.C., and IPCAAF MOB Portfolio II, L.L.C.) as borrowers

10.20*

First Amendment to Loan Agreement, dated August 1, 2022, by and among BMO Harris Bank N.A., as administrative agent and lender, and certain subsidiaries of the Operating Partnership (MOB Cedar Park, L.L.C., MOB 5255 San Antonio, L.L.C., MOB 9157 San Antonio, L.L.C., MOB Raleigh, L.L.C., MOB 1431 Houston, L.L.C., MOB 1 New Britain, L.L.C., MOB 300 New Britain, L.L.C., MOB Oklahoma City, L.L.C., MOB Peoria, L.L.C., MOB Phoenix, L.L.C., MOB 3855 Gilbert, L.L.C., MOB 700 Chandler, L.L.C., MOB 3686 Gilbert, L.L.C., MOB Kingwood, L.L.C., MOB Garden City, L.L.C., and IPCAAF MOB Portfolio II, L.L.C.) as borrowers

10.21*

Second Amendment to Loan Agreement, dated October 24, 2023, by and among BMO Bank N.A., as administrative agent and lender, and certain subsidiaries of the Operating Partnership (MOB Cedar Park, L.L.C., MOB 5255 San Antonio, L.L.C., MOB 9157 San Antonio, L.L.C., MOB Raleigh, L.L.C., MOB 1431 Houston, L.L.C., MOB 1 New Britain, L.L.C., MOB 300 New Britain, L.L.C., MOB Oklahoma City, L.L.C., MOB Peoria, L.L.C., MOB Phoenix, L.L.C., MOB 3855 Gilbert, L.L.C., MOB 700 Chandler, L.L.C., MOB 3686 Gilbert, L.L.C., MOB Kingwood, L.L.C., MOB Garden City, L.L.C., and IPCAAF MOB Portfolio II, L.L.C.) as borrowers

10.22*

Joinder Agreement and Third Amendment to Loan Agreement, dated February 23, 2024, by and among BMO Bank N.A., as administrative agent and lender, MOB West Jordan, L.L.C., a subsidiary of the Operating Partnership and certain other subsidiaries of the Operating Partnership (entities listed in Exhibit A attached thereto) as borrowers

10.23

Fourth Amendment to Loan Agreement, dated January 26, 2026, by and among BMO Bank N.A., as administrative agent and lender, and certain subsidiaries of the Operating Partnership (MOB Cedar Park, L.L.C., MOB 5255 San Antonio, L.L.C., MOB 9157 San Antonio, L.L.C., MOB Raleigh, L.L.C., MOB 1431 Houston, L.L.C., MOB 1 New Britain, L.L.C., MOB 300 New Britain, L.L.C., MOB Oklahoma City, L.L.C., MOB Peoria, L.L.C., MOB Phoenix, L.L.C., MOB 3855 Gilbert, L.L.C., MOB 700 Chandler, L.L.C., MOB 3686 Gilbert, L.L.C., MOB Kingwood, L.L.C., MOB Garden City, L.L.C., MOB West Jordan, L.L.C., and IPCAAF MOB Portfolio II, L.L.C.) as borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2026)

10.24

Amended and Restated Loan Agreement, dated October 30, 2025, by and among Capital One, National Association, as administrative agent and collateral agent for the Lenders (as defined therein) the parties who are or thereafter become parties to the agreement as Lenders, and certain subsidiaries of the Operating Partnership (parties listed on Exhibit B attached thereto) as borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2025)

19.1	IPC Alternative Real Estate Income Trust, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 19, 2025)

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File. No. 333-272750) filed April 4, 2025)

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

IPC Alternative Real Estate Income Trust, Inc.

By:	/s/ Denise C. Kramer
Name:	Denise C. Kramer
Chief Executive Officer (principal executive officer)
Date:	March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Ella S. Neyland	Director and Chair of the Board	March 18, 2026
Name:	Ella S. Neyland

By:	/s/ Jerry Kyriazis	Chief Financial Officer	March 18, 2026
Name:	Jerry Kyriazis	(principal financial officer and principal accounting officer)

By:	/s/ Michael W. Reid	Independent Director	March 18, 2026
Name:	Michael W. Reid

By:	/s/ Daniel Rigby	Independent Director	March 18, 2026
Name:	Daniel Rigby

By:	/s/ Alan Feldman	Independent Director	March 18, 2026
Name:	Alan Feldman

By:	/s/ Anthony Chereso	Director	March 18, 2026
Name:	Anthony Chereso

INDEX TO FINANCIAL STATEMENTS

Page

IPC Alternative Real Estate Income Trust, Inc.

Report of Independent Registered Public Accounting Firm	109

Financial Statements:

Balance Sheets as of December 31, 2025 and 2024	110

Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	111

Statements of Equity for the years ended December 31, 2025 and 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	112

Statements of Cash Flows for the years ended December 31, 2025 and 2024 and for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	113

Notes to Financial Statements	114

IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP)

Report of Independent Registered Public Accounting Firm	126

Financial Statements:

Consolidated Balance Sheets as of December 31, 2025 and 2024	127

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023	128

Consolidated Statements of Partners’ Capital for the years ended December 31, 2025, 2024 and 2023	129

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	130

Notes to Consolidated Financial Statements	132

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IPC Alternative Real Estate Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IPC Alternative Real Estate Income Trust, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, of equity and of cash flows for the years ended December 31, 2025 and 2024, and for the period from June 12, 2023 (date of initial capitalization) to December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, and for the period from June 12, 2023 (date of initial capitalization) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

March 18, 2026

We have served as the Company’s auditor since 2023.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Assets:
Investment in Operating Partnership	$11,021	$4,678
Distributions receivable from Operating Partnership	55	19
Receivable from Operating Partnership	250	32
Total assets	$11,326	$4,729

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$55	$19
Due to related party	250	32
Total liabilities	305	51

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, Class T shares, $0.01 par value per share, 400,000,000 and 500,000,000 shares authorized as of December 31, 2025 and 2024, respectively, 176,028 and 21,175 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	—
Common stock, Class S shares, $0.01 par value per share, 400,000,000 and 500,000,000 shares authorized as of December 31, 2025 and 2024, respectively, 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, Class D shares, $0.01 par value per share, 400,000,000, and 500,000,000 shares authorized as of December 31, 2025 and 2024, respectively, 24,491 and 2,266 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 400,000,000 and 500,000,000 shares authorized as of December 31, 2025 and 2024, respectively, 347,759 and 190,266 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	2
Common stock, Class X-1 shares, $0.01 par value per share, 200,000,000 and 0 shares authorized as of December 31, 2025 and 2024, respectively, 4,298 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, Class X-2 shares, $0.01 par value per share, 200,000,000 and 0 shares authorized as of December 31, 2025 and 2024, respectively, 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	13,032	5,242
Accumulated deficit	(1,685)	(464)
Accumulated other comprehensive loss	(331)	(102)
Total equity	11,021	4,678
Total liabilities and equity	$11,326	$4,729

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

	For the year ended December 31,		For the period from June 12, 2023 (date of initial capitalization) through December 31,
	2025	2024	2023
Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(769)	$(287)	$(16)
Net loss	$(769)	$(287)	$(16)

Net loss per common share, basic and diluted (1)	$(2.05)	$(2.11)	$(0.70)

Weighted average number of common shares outstanding, basic and diluted (1)	375,495	136,210	23,215

Comprehensive loss:
Net loss	$(769)	$(287)	$(16)
Comprehensive loss from Operating Partnership	(229)	(59)	(43)
Comprehensive loss	$(998)	$(346)	$(59)

(1) The information for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023 has been retroactively restated to reflect the stock split effected in the form of a stock dividend. See Note 4 for further information.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Dollar amounts in thousands)

	Par value
	Preferred Stock	Common Stock(1)	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I(1)	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 12, 2023 (date of initial capitalization)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Proceeds from issuance of common stock	—	—	—	—	—	1	—	—	—	2,699	—	—	2,700
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Equity-based compensation	—	—	—	—	—	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	(16)	—	(16)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Balance at December 31, 2023	—	—	—	—	—	1	—	—	—	2,722	(29)	(43)	2,651
Proceeds from issuance of common stock	—	—	—	—	—	1	—	—	—	2,420	—	—	2,421
Offering costs	—	—	—	—	—	—	—	—	—	(51)	—	—	(51)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	—	—	8	—	—	8
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(148)	—	(148)
Equity-based compensation	—	—	—	—	—	—	—	—	—	143	—	—	143
Net loss	—	—	—	—	—	—	—	—	—	—	(287)	—	(287)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(59)	(59)
Balance at December 31, 2024	—	—	—	—	—	2	—	—	—	5,242	(464)	(102)	4,678
Proceeds from issuance of common stock	—	—	2	—	—	1	—	—	—	8,078	—	—	8,081
Offering costs	—	—	—	—	—	—	—	—	—	(332)	—	—	(332)
Proceeds from distribution investment plan	—	—	—	—	—	—	—	—	—	143	—	—	143
Shares repurchased	—	—	—	—	—	—	—	—	—	(182)	—	—	(182)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(452)	—	(452)
Equity-based compensation	—	—	—	—	—	—	—	—	—	83	—	—	83
Net loss	—	—	—	—	—	—	—	—	—	—	(769)	—	(769)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	(229)	(229)
Balance at December 31, 2025	$—	$—	$2	$—	$—	$3	$—	$—	$—	$13,032	$(1,685)	$(331)	$11,021

(1) Refer to Note 4 regarding the conversion of common stock and stock split effected in the form of a stock dividend for Class I shares.

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the year ended December 31,		For the period from June 12, 2023 (date of initial capitalization) through December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(769)	$(287)	$(16)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	769	287	16
Net cash flows provided by operating activities	—	—	—

Cash flows from investing activities:
Investment in Operating Partnership	(7,985)	(2,412)	(2,700)
Proceeds from redemptions from Operating Partnership	182	—	—
Distributions from investment in Operating Partnership	273	139	3
Distributions from Operating Partnership for offering costs	18	1	—
Net cash flows used in investing activities	(7,512)	(2,272)	(2,697)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,985	2,404	2,700
Proceeds from distribution reinvestment plan	—	8	—
Shares repurchased	(182)	—	—
Payment of offering costs	(18)	(1)	—
Distributions paid to common stockholders	(273)	(139)	(3)
Net cash flows provided by financing activities	7,512	2,272	2,697

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, at beginning of the period	—	—	—
Cash and cash equivalents, at end of the period	$—	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$55	$19	$10

Distribution reinvestment and investment in Operating Partnership	$143	$—	$—

Equity-based compensation - Restricted stock issued and investment in Operating Partnership	$83	$143	$23

Accrued distribution fee due to related party	$250	$32	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data and per share amounts)

NOTE 1 – ORGANIZATION

IPC Alternative Real Estate Income Trust, Inc. (the “Company”) was incorporated on June 12, 2023 as a Maryland corporation and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2024. Until that time, the Company was subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Code”). The Company was originally formed on June 17, 2021 as a Delaware limited liability company named Inland Private Capital Alternative Assets Fund, LLC and converted to a Maryland corporation on June 12, 2023. The Company is the sole general partner of IPC Alternative Real Estate Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) (originally formed under the name IPC Alternative Assets Operating Partnership, LP). The Company has no employees.

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

On December 1, 2023, the Company had satisfied the minimum offering requirement in all states, except the State of Pennsylvania, in the Public Offering and authorized the release of proceeds from escrow, resulting in the release of approximately $2,500 to the Company as payment for such shares.

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

As of December 31, 2025, the Company holds 176,028 Class T OP Units, 24,491 Class D OP Units, 347,759 Class I OP Units and 4,298 Class X-1 OP Units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2024. Until that time, the Company was subject to taxation at regular corporate rates under the Code. The Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain statutory relief provisions, the Company will be subject to tax as a “C corporation.” Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes. Any taxable REIT subsidiaries generally will be subject to federal income tax applicable to “C corporations.”

The Company had no uncertain tax positions as of December 31, 2025 or 2024. The Company had no interest or penalties relating to income taxes recognized on the statements of operations and comprehensive loss for the years ended December 31, 2025 or 2024 or for the period from June 12, 2023 (date of initial capitalization) through December 31, 2023. As of December 31, 2025, returns for the calendar years 2023 and 2024 remain subject to examination by U.S. and various state and local tax jurisdictions.

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

Equity-Based Compensation

In accordance with the Company’s Director Compensation Plan (as amended and restated, the “DCP”), restricted shares are issued to independent directors and certain non-independent directors who are designated as participants by the board of directors as compensation. Because the compensation expense for the restricted shares is recognized at the Operating Partnership, the Operating Partnership issues an equivalent number of units to the Company. The Company recognizes the issuance of such units as an investment in Operating Partnership. The Operating Partnership recognizes expense related to the fair value of equity-based compensation awards as an operating expense in its statement of operations and comprehensive loss. The Operating Partnership recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 7 – “Equity-Based Compensation” for further information.

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 became effective for annual periods that began after December 15, 2024. The amendments should be applied prospectively, however retrospective application was permitted. The Company has adopted ASU 2023-09 and updated its disclosure in Note 2 – “Summary of Significant Accounting Policies – Income Taxes”. The adoption did not have any impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting guidance, defines applicability to entities presenting full GAAP interim financial statements, provides form and content requirements for condensed statements, and introduces a principle requiring disclosure of material events occurring after the prior annual period. ASU 2025-11 does not change existing disclosure requirements. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on the Company’s interim reporting.

NOTE 3 – INVESTMENT IN OPERATING PARTNERSHIP

The following table details the Company’s contributions to the Operating Partnership during the years ended December 31, 2025 and 2024 and during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023:

	Year Ended December 31,		For the period from June 12, 2023 (date of initial capitalization) through December 31,
	2025 (1)	2024 (2)	2023 (3)
Amount contributed	$8,211	$2,555	$2,723
Units received:
Class T	154,853	21,175	—
Class D	22,225	2,266	—
Class I	165,343	81,698	108,569
Class X-1	4,298	—	—
(1)
Includes $83 for the issuance of Class I OP Units corresponding to the restricted share grants by the Company to its independent directors during the year ended December 31, 2025.
(2)
Includes $143 for the issuance of Class I OP Units corresponding to the restricted share grants by the Company to its independent directors during the year ended December 31, 2024.

(3)
Includes $23 for the issuance of Class I OP Units corresponding to the restricted share grants by the Company to its independent directors during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023.

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

As of both December 31, 2025 and 2024, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet (unaudited), four self-storage properties totaling 250,755 square feet (unaudited) and one student housing property with 406 student housing beds (unaudited). The properties owned as of both December 31, 2025 and 2024 are located in 12 states. The Operating Partnership has no employees.

The Company’s investment in the Operating Partnership as of December 31, 2025 was as follows:

		Carrying Amount
	Ownership Percentage (1)	December 31, 2025 (2)
Class T OP Units	2.9%	$3,587
Class D OP Units	0.4%	472
Class I OP Units	5.8%	6,863
Class X-1 OP Units	0.1%	99
Total	9.2%	$11,021
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of December 31, 2025, the Operating Partnership had issued Class A OP Units, Class T OP Units, Class D OP Units, Class I OP Units and Class X-1 OP Units, and 97.6% of the Class T OP Units, 100.0% of the Class D OP Units, 79.1% of the Class I OP Units and 100.0% of the Class X-1 OP Units were held by the Company.
(2)
Excludes $1,022 of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortizes/accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net amortization of the basis difference was $11 for the year ended December 31, 2025 and is included within loss from equity method investment in Operating Partnership in the accompanying statements of operations and comprehensive loss.

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

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the years ended December 31, 2025 and 2024 and from August 21, 2023, which is the date of the Company’s initial contribution to the Operating Partnership, through December 31, 2023 was as follows:

	Year Ended December 31,		Period Ended
	2025	2024	December 31, 2023
IPC Alternative Real Estate Operating Partnership, LP	$(769)	$(287)	(16)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Total assets	$431,720	$452,955
Total liabilities	$317,506	$320,238
Total partners’ capital	$114,214	$132,717

The following table provides the summarized income statement of the Operating Partnership for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Total revenues	$34,504	$33,650	$30,021
Net loss	$(11,199)	$(11,711)	$(7,324)

NOTE 4 – EQUITY

As of December 31, 2025, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 400,000,000 of which are classified as Class T shares, 400,000,000 of which are classified as Class S shares, 400,000,000 of which are classified as Class D shares, 400,000,000 of which are classified as Class I shares, 200,000,000 of which are classified as Class X-1 shares, 200,000,000 of which are classified as Class X-2 shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

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

On December 1, 2023, the Company had satisfied the minimum offering requirement in all states, except the State of Pennsylvania, in the Public Offering and authorized the release of proceeds from escrow, resulting in the release of net proceeds of approximately $2,500 to the Company as payment for such shares.

The Company is not offering Class A shares in the Offerings, and the Company had no Class A shares outstanding as of December 31, 2025. However, pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Operating Partnership to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (as amended, the “DRP”) whereby stockholders who elect to participate in the DRP or who are automatically enrolled in the DRP pursuant to the terms of a subscription for shares of common stock will have their cash distributions automatically reinvested in additional shares of the Company’s common stock. Stockholders that do not participate in the DRP will automatically receive their distributions in cash. The purchase price for shares purchased under the DRP will be equal to the transaction price for such shares at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares under the DRP; however, all outstanding Class T, Class S and Class D shares, including those purchased under the DRP, will be subject to ongoing distribution fees. The distribution fees with respect to shares of the Company’s Class T shares, Class S shares and Class D shares are calculated based on the Company’s NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the DRP.

There were $143 and $8 of distributions reinvested through the DRP during the years ended December 31, 2025 and 2024, respectively. There were no distributions reinvested through the DRP during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023

Share Repurchase Plan

The Company has adopted a share repurchase plan (as amended, the “SRP”), whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the SRP. The total amount of aggregate repurchases of Class T, Class S, Class D, Class I, Class X-1 and Class X-2 shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date, subject to any early repurchase deduction. Shares that have not been outstanding for at least one year would be repurchased at 95% of the transaction price. In the event that the Company, in its sole discretion, elects to issue Class A shares to holders of OP Units seeking redemption, the Company expects to amend the SRP to address the repurchase of Class A shares on the same terms that are applicable to the Class T, Class S, Class D, Class I, Class X-1 and Class X-2 shares. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the board of directors of the Company may modify or suspend the SRP if in its reasonable judgment it deems such action to be in the Company’s best interest.

There were $182 repurchases through the SRP during the year ended December 31, 2025. There were no repurchases through the SRP during the year ended December 31, 2024 or during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock:

For the year ended December 31, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	21,175	—	2,266	190,266	—	—	—
Issuance of shares	—	152,790	—	21,701	158,321	4,298	—	—
Distribution reinvestment	—	2,063	—	524	3,474	—	—	—
Issuance of restricted shares (Note 7)	—	—	—	—	3,548	—	—	—
Shares repurchased	—	—	—	—	(7,850)	—	—	—
Ending balance	—	176,028	—	24,491	347,759	4,298	—	—

For the year ended December 31, 2024	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	108,569	—
Issuance of shares	—	21,154	—	2,266	75,639	—
Distribution reinvestment	—	21	—	—	336	—
Issuance of restricted shares (Note 7)	—	—	—	—	5,722	—
Ending balance	—	21,175	—	2,266	190,266	—

For the period from June 12, 2023 (date of initial capitalization) through December 31, 2023	Preferred Stock	Common Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	—	—	—	—	—	—
Issuance of shares	—	200	—	—	—	99,634	—
Conversion of shares	—	(200)	—	—	—	200	—
Stock split	—	—	—	—	—	7,800	—
Issuance of restricted shares (Note 7)	—	—	—	—	—	935	—
Ending balance	—	—	—	—	—	108,569	—

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the year ended December 31, 2025. The gross distribution was reduced each month for Class T shares and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 6 - Transactions with Related Parties” below. As of December 31, 2025, the Company had not issued any shares of Class S or Class X-2 common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares	Class X-1 Shares
Aggregate gross distributions declared per share	$1.2500	$1.2500	$1.2500	$0.1042
Distribution fee per share	0.2008	0.0592	N/A	N/A
Net distributions declared per share	$1.0492	$1.1908	$1.2500	$0.1042

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

	Class T Shares	Class D Shares	Class I Shares
Aggregate distributions declared per share	$0.7080	$0.0885	$1.0620
Distribution fee per share	0.1388	0.0051	N/A
Net distributions declared per share	$0.5692	$0.0834	$1.0620

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

The following table outlines the tax character of distributions on shares of the Company’s common stock paid in 2025 and 2024 as a percentage of total distributions:

	2025	2024
Ordinary income	—	—
Capital gain	—	—
Return of capital	100%	100%

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for both the years ended December 31, 2025 and 2024 and the period from June 12, 2023 (date of initial capitalization) through December 31, 2023, no additional shares related to restricted shares were included in the computation of Diluted EPS.

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

“Total Return” is defined as distributions paid or accrued on OP Units (excluding Class X-1, Class X-2 and Class A OP Units) plus the change in the NAV of such OP Units (excluding Class X-1, Class X-2 and Class A OP Units), adjusted for subscriptions and repurchases. Under the Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 28, 2025 (as may be amended or restated from time to time, the “Amended and Restated Limited Partnership Agreement”), the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return.

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

The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return, Class X-1 Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. Such allocations to the Special Limited Partner will accrue monthly and will be paid annually in cash or Class I OP Units at the election of the Special Limited Partner. The performance participation allocations are a class-specific accrual. The Special Limited Partner is not entitled to a performance participation allocation with respect to Class X-2 OP Units.

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

In connection with the Public Offering only, the Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and upfront dealer manager fees of 0.5%, of the transaction price of each Class T share sold in the primary offering; however such amounts may vary at certain participating broker-dealers provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 3.5% of the transaction price of each Class S share sold in the primary offering. The Dealer Manager may be entitled to receive upfront selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers. No upfront selling commissions or dealer manager fees are paid with respect to purchases of Class I shares or shares of any class sold pursuant to the DRP. The Dealer Manager will also receive selling commissions over time as distribution fees of 0.85%, 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class T, Class S and Class D shares, respectively. The Company will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share sold in the primary offering at the end of the month in which the total upfront selling commissions, dealer manager fees and distribution fees paid with respect to such share would equal or exceed, in the aggregate, 8.75% (or a lower limit as set forth in the applicable agreement between the Dealer Manager and a participating broker-dealer at the time such shares were issued) of the gross proceeds from the sale of such shares and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan). The Company will accrue the cost of the distribution fee as an offering cost at the time each Class T, Class S and Class D share is sold during the primary offering. There will not be a distribution fee with respect to Class I shares. No fees or other compensation will be paid to the Dealer Manager with respect to purchases of Class I shares, Class X-1 shares or Class X-2 shares. The Dealer Manager will reallow (pay) all or a portion of the distribution fees to participating broker-dealers and servicing broker-dealers, and will waive distribution fees to the Company to the extent a broker-dealer is not eligible to receive them.

No fees or other compensation (other than the customary reimbursement of expenses and indemnification) are payable to the Dealer Manager in connection with the Private Offering.

As of December 31, 2025 and 2024, $250 and $32 of distribution fees payable to the Dealer Manager and the corresponding receivable from the Operating Partnership have been reflected as due to related party and receivable from Operating Partnership, respectively, on the accompanying balance sheets.

Related Party Share Ownership

As of both December 31, 2025 and 2024, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of December 31, 2025.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
10/2/2023	Class I	935	$24.89	$23	10/2/2024
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025
8/1/2025	Class I	3,548	$23.39	$83	8/1/2026

Under the DCP, restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. The total fair value at the vesting date for restricted shares that vested during the years ended December 31, 2025 and 2024 was $136 and $22, respectively. There were no restricted shares that vested during the period from June 12, 2023 (date of initial capitalization) through December 31, 2023.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at June 12, 2023	—
Granted (at grant date fair value of $24.89 per share)	935
Vested	—
Outstanding at December 31, 2023	935
Granted (at weighted average grant date fair value of $24.94 per share)	5,722
Vested	(935)
Outstanding at December 31, 2024	5,722
Granted (at weighted average grant date fair value of $23.39 per share)	3,548
Vested	(5,722)
Outstanding at December 31, 2025	3,548

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2025 and 2024, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Share Issuances in the Public Offering

Subsequent to December 31, 2025, the Company issued and sold in the Public Offering (i) 11,886 shares of Class T common stock and 26,090 shares of Class I common stock in the primary offering for total proceeds of $888 and (ii) 1,176 shares of Class T common stock, 220 shares of Class D common stock and 1,534 shares of Class I common stock pursuant to the DRP for a total value of $68.

Share Issuances in the Private Offering

Subsequent to December 31, 2025, the Company issued and sold in the Private Offering 6,471 shares of Class X-1 common stock for total proceeds of $150.

Mortgage Loans – Operating Partnership

On January 26, 2026, the Operating Partnership amended its loan agreement with BMO Bank N.A., a national banking association (as successor to BMO Harris Bank N.A.), as administrative agent and lender. For further information on the amendment, refer to Note 14 – “Subsequent Events” which is included in the Operating Partnership’s December 31, 2025 Notes to Consolidated Financial Statements included in Part IV Item 15 in this Annual Report on Form 10-K.

Distributions

On January 29, 2026, the Company announced that the board of directors authorized a distribution to stockholders of record as of January 31, 2026, that the Company paid on or about February 4, 2026, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0167	$0.0875
Class D Common Stock	$0.1042	$0.0049	$0.0993
Class I Common Stock	$0.1042	N/A	$0.1042
Class X-1 Common Stock	$0.1042	N/A	$0.1042

On February 26, 2026, the Company announced that the board of directors authorized a distribution to stockholders of record as of February 28, 2026, that the Company paid on or about March 4, 2026, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0151	$0.0891
Class D Common Stock	$0.1042	$0.0045	$0.0997
Class I Common Stock	$0.1042	N/A	$0.1042
Class X-1 Common Stock	$0.1042	N/A	$0.1042

Financial Statements of the Operating Partnership

We account for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership is not considered significant to the Operating Partnership and will consolidate the Operating Partnership at such time our investment in the Operating Partnership is considered significant to the Operating Partnership (based on generally accepted accounting principles), and thereafter present the results of operations on a consolidated basis. We expect to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units. We therefore expect to eventually consolidate the Operating Partnership. As such, we have included audited consolidated financial statements of the Operating Partnership as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023, as we believe these financial statements would be meaningful to investors, and subsequent invested capital will be significant to us.

Report of Independent Registered Public Accounting Firm

To the General Partner and unitholders of IPC Alternative Real Estate Operating Partnership, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of partners’ capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

March 18, 2026

We have served as the Company’s auditor since 2022.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Assets:
Investment properties held and used:
Land	$56,953	$56,953
Building and other improvements	381,726	381,450
Total	438,679	438,403
Less: accumulated depreciation	(55,596)	(41,542)
Net investment properties held and used	383,083	396,861
Cash and cash equivalents	8,753	7,825
Restricted cash	413	349
Accounts and rent receivable	5,462	5,030
Acquired lease intangible assets, net	26,121	30,394
Finance lease right-of-use asset, net	1,995	2,047
Operating lease right-of-use assets, net	3,334	3,371
Other assets	2,559	7,078
Total assets	$431,720	$452,955

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$270,872	$269,859
Credit facility payable (Note 10)	8,000	10,000
Accounts payable and accrued expenses	3,005	2,543
Finance lease liability	2,890	2,850
Operating lease liability	1,762	1,746
Distributions payable	624	510
Redemptions payable	459	1,665
Acquired lease intangible liabilities, net	27,316	29,029
Due to related parties (Note 10)	505	251
Other liabilities	2,073	1,785
Total liabilities	317,506	320,238

Commitments and contingencies (Note 9)

Partners’ Capital:
General Partner	—	—
Limited Partners	112,109	126,805
Accumulated other comprehensive income	2,105	5,912
Total partners’ capital	114,214	132,717
Total liabilities and partners’ capital	$431,720	$452,955

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands)

For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Revenues:
Rental revenue	$34,165	$33,406	$29,913
Other property revenue	339	244	108
Total revenues	34,504	33,650	30,021

Expenses:
Property operating expenses	5,620	5,112	3,724
Real estate tax expense	1,824	1,485	1,380
General and administrative expenses	4,163	4,419	2,286
Advisor management fee (Note 10)	787	759	900
Depreciation and amortization	17,978	19,219	17,516
Total expenses	30,372	30,994	25,806

Other Income (Expense):
Interest expense	(15,335)	(14,577)	(11,577)
Interest and other income	4	210	38
Net loss	$(11,199)	$(11,711)	$(7,324)

Comprehensive income (loss):
Net loss	$(11,199)	$(11,711)	$(7,324)
Unrealized gain on derivatives	177	3,620	2,199
Reclassification adjustment for amounts included in net loss	(3,984)	(6,366)	(6,601)
Comprehensive loss	$(15,006)	$(14,457)	$(11,726)

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Dollar amounts in thousands)

For the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Partners’ Capital	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2022	$—	$165,855	$13,060	$178,915
Contributions	—	2,710	—	2,710
Redemptions of OP Units	—	(1,623)	—	(1,623)
Distributions	—	(9,097)	—	(9,097)
Equity-based compensation	—	6	—	6
Offering costs	—	(3,818)	—	(3,818)
Unrealized gain on derivatives	—	—	2,199	2,199
Reclassification adjustment for amounts included in net loss	—	—	(6,601)	(6,601)
Net loss	—	(7,324)	—	(7,324)
Balance at December 31, 2023	—	146,709	8,658	155,367
Contributions	—	4,815	—	4,815
Redemptions of OP Units	—	(6,242)	—	(6,242)
Distributions	—	(6,188)	—	(6,188)
Equity-based compensation	—	102	—	102
Offering costs	—	(680)	—	(680)
Unrealized gain on derivatives	—	—	3,620	3,620
Reclassification adjustment for amounts included in net loss	—	—	(6,366)	(6,366)
Net loss	—	(11,711)	—	(11,711)
Balance at December 31, 2024	—	126,805	5,912	132,717
Contributions	—	8,128	—	8,128
Redemptions of OP Units	—	(3,100)	—	(3,100)
Distributions	—	(7,360)	—	(7,360)
Equity-based compensation	—	93	—	93
Offering costs	—	(1,258)	—	(1,258)
Unrealized gain on derivatives	—	—	177	177
Reclassification adjustment for amounts included in net loss	—	—	(3,984)	(3,984)
Net loss	—	(11,199)	—	(11,199)
Balance at December 31, 2025	$—	$112,109	$2,105	$114,214

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net loss	$(11,199)	$(11,711)	$(7,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,978	19,219	17,516
Amortization of debt issuance costs and premium/discount	1,691	1,708	1,665
Amortization of acquired above- and below-market leases, net	(1,364)	(1,389)	(1,389)
Amortization of equity-based compensation	93	102	6
Amortization of finance lease right-of-use asset	52	54	55
Amortization of operating lease right-of-use assets	37	38	39
Realized gain on termination of interest rate swaps	—	(185)	—
Straight-line income	(563)	(964)	(1,293)
Changes in assets and liabilities:
Accounts and rent receivable	131	32	104
Due from related parties	—	166	(166)
Other assets	(34)	(157)	(388)
Accounts payable and accrued expenses	502	(405)	569
Due to related parties	45	(122)	(280)
Operating lease liability	16	15	18
Other liabilities	1,043	2,088	1,219
Net cash flows provided by operating activities	8,428	8,489	10,351

Cash flows from investing activities:
Cash used to purchase investment properties	—	(22,642)	—
Capital expenditures and tenant improvements	(295)	(718)	(1,007)
Other investing activities	—	25	(45)
Net cash flows used in investing activities	(295)	(23,335)	(1,052)

Cash flows from financing activities:
Contributions	7,985	2,412	2,710
Proceeds from mortgage loans	61	34,122	—
Payment of mortgage loans	—	(17,735)	(262)
Proceeds from credit facility	—	19,000	—
Payment of credit facility	(2,000)	(9,000)	—
Redemptions of OP Units	(4,306)	(4,782)	(1,418)
Payment of offering costs	(1,039)	(644)	(3,467)
Distributions paid	(7,103)	(6,196)	(9,590)
Payment of debt issuance costs	(739)	(1,307)	—
Cash paid for interest rate caps	—	—	(965)
Acquired interest rate swaps	—	(1,004)	—
Early termination of interest rate swaps	—	1,189	—
Net cash flows (used in) provided by financing activities	(7,141)	16,055	(12,992)

Net increase (decrease) in cash, cash equivalents and restricted cash	992	1,209	(3,693)
Cash, cash equivalents and restricted cash, at beginning of the period	8,174	6,965	10,658
Cash, cash equivalents and restricted cash, at end of the period	$9,166	$8,174	$6,965

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollar amounts in thousands)

For the years ended December 31, 2025, 2024 and 2023

Supplemental disclosure of cash flow information:	2025	2024	2023

Cash paid for interest	$12,717	$10,816	$8,931

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$624	$510	$518

Distributions reinvested	$143	$—	$—

Redemptions payable	$459	$1,665	$205

Accrued capital expenditures	$43	$62	$—

Issuance of Class I OP Units for restricted share grants (Note 11)	$83	$143	$—

In conjunction with the purchase of investment properties, the Operating Partnership acquired assets and assumed liabilities as follows:
Land	$—	$9,885	$—
Building and improvements	—	31,006	—
Acquired in-place lease intangibles	—	1,934	—
Assumed mortgage loans	—	(17,634)	—
Discount on assumed mortgage loan	—	—	—
Other assumed liabilities, net	—	(145)	—
Total consideration to purchase investment properties	—	25,046	—
Issuance of Class I OP Units as consideration for the acquisition of real estate	—	(2,294)	—
Issuance of Class T OP Units as consideration for the acquisition of real estate	—	(110)	—
Cash used to purchase investment properties	$—	$22,642	$—

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

(FORMERLY KNOWN AS IPC ALTERNATIVE ASSETS OPERATING PARTNERSHIP, LP)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands)

NOTE 1 – ORGANIZATION

IPC Alternative Real Estate Operating Partnership, LP (formerly known as IPC Alternative Assets Operating Partnership, LP) (the “Operating Partnership”), a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. On June 12, 2023, the Operating Partnership changed its name from IPC Alternative Assets Operating Partnership, LP to IPC Alternative Real Estate Operating Partnership, LP. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”), formerly known as Inland Private Capital Alternative Assets Fund, LLC, is the sole general partner of the Operating Partnership. The General Partner converted to a Maryland corporation effective June 12, 2023. The General Partner elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2024. Until that time, the General Partner was subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2025, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet (unaudited), four self-storage properties totaling 250,755 square feet (unaudited) and one student housing property with 406 student housing beds (unaudited). The properties are located in 12 states. The Operating Partnership has no employees.

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

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the Securities and Exchange Commission (the “SEC”). On August 28, 2025, the General Partner commenced a private offering for up to $500,000 in certain shares of common stock. The General Partner contributes the proceeds from the offerings to the Operating Partnership. As of December 31, 2025, the Operating Partnership had 6,026,368 Operating Partnership Units (“OP Units”) outstanding, comprised of 180,409 Class T OP Units, 24,491 Class D OP Units, 5,377,699 Class A OP Units, 439,471 Class I OP Units and 4,298 Class X-1 OP Units. The General Partner held 176,028 of the Class T OP Units, 24,491 of the Class D OP Units, 347,759 of the Class I OP Units and 4,298 of the Class X-1 OP Units, representing a total 9.2% interest in the Operating Partnership as of December 31, 2025. See Note 6 – “Equity” and Note 10 – “Transactions with Related Parties” for further information. The Operating Partnership and the General Partner anticipate that the contribution of offering proceeds from the General Partner to the Operating Partnership will ultimately result in consolidation of the Operating Partnership by the General Partner.

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

Assets and liabilities acquired typically include land, building and site improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. The portion of the purchase price allocated to above-market lease values is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the term of the related lease as a reduction to rental revenue. The portion allocated to below-market lease values is included in acquired intangible liabilities, net and is amortized as an increase to rental revenue over the term of the lease including any bargain renewal periods included in the measurement. The portion of the purchase price allocated to acquired in-place lease value is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The amortization of acquired in-place lease value is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss. Subsequent to the acquisition, if a tenant modifies its lease, the unamortized portion of identified intangibles are assessed to determine whether their useful lives need to be amended (generally accelerated).

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

For the years ended December 31, 2025, 2024 and 2023, there were no impairment charges.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$8,753	$7,825
Restricted cash	413	349
Total cash, cash equivalents, and restricted cash	$9,166	$8,174

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

Depreciation expense was $14,054, $13,685 and $12,763 for the years ended December 31, 2025, 2024 and 2023, respectively.

Debt Issuance Costs

Debt issuance costs are amortized as a component of interest expense. These costs are reported as a direct deduction to the Operating Partnership’s outstanding mortgage loans payable.

Offering Costs

Offering costs for the Public Offering include, but are not limited to, legal, accounting, printing and mailing fees, filing fees and certain personnel costs of the Advisor and affiliates of the Operating Partnership attributable to the preparation of the Registration Statement and registration and qualification of the General Partner’s common stock under federal and state laws.

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

The Operating Partnership may elect to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for the Operating Partnership’s tenants and generally may engage in any real estate or non-real estate-related business. A TRS is subject to federal, state and local corporate income tax, as applicable. The Operating Partnership will account for applicable income taxes by utilizing the asset and liability method. As such, the Operating Partnership will record deferred tax assets and liabilities for the future tax consequences resulting from the difference between the carrying value of existing assets and liabilities and their respective tax basis. A valuation allowance for deferred tax assets will be provided if the Operating Partnership believes all or some portion of the deferred tax asset may not be realized. During the year ended December 31, 2023, the Operating Partnership did not conduct any operations through a TRS.

The Operating Partnership had no uncertain tax positions as of December 31, 2025, 2024 or 2023. The Operating Partnership had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, returns for the calendar years 2022, 2023 and 2024 remain subject to examination by U.S. and various state and local tax jurisdictions.

Equity-Based Compensation

In accordance with the General Partner’s Director Compensation Plan (as amended and restated, the “DCP”), restricted shares are issued by the General Partner to its independent directors and certain non-independent directors who are designated as participants by the board of directors as compensation. Because the compensation expense for the restricted shares is recognized at the Operating Partnership, the Operating Partnership issues an equivalent number of units to the General Partner. The Operating Partnership recognizes expense related to the fair value of equity-based compensation awards as an operating expense in its consolidated statement of operations and comprehensive loss. The Operating Partnership recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 11 – “Equity-Based Compensation” for further information.

Accounting Pronouncements Recently Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 became effective for annual periods that began after December 15, 2024. The amendments should be applied prospectively, however retrospective application was permitted. The Operating Partnership has adopted ASU 2023-09 and updated its disclosure in Note 2 – “Summary of Significant Accounting Policies – Income Taxes”. The adoption did not have any impact on the Operating Partnership’s financial position, results of operations, or cash flows.

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASC 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Operating Partnership is currently evaluating the impact of ASU 2024-03 on the Operating Partnership’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies guidance for hedge accounting, including grouping forecasted transactions by similar risk, hedging choose-your-rate debt, expanding eligibility for nonfinancial components, eliminating certain net written option tests, and addressing dual hedges. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Operating Partnership is currently evaluating the impact of ASU 2025-09 on the Operating Partnership’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting guidance, defines applicability to entities presenting full GAAP interim financial statements, provides form and content requirements for condensed statements, and introduces a principle requiring disclosure of material events occurring after the prior annual period. ASU 2025-11 does not change existing disclosure requirements. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Operating Partnership is currently evaluating the impact of ASU 2025-11 on the Operating Partnership’s interim reporting.

NOTE 3 – ACQUISITIONS

2025 Acquisitions

The Operating Partnership did not acquire any properties during the year ended December 31, 2025.

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

2023 Acquisitions

The Operating Partnership did not acquire any properties during the year ended December 31, 2023.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$44,066	$44,066
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(21,149)	(16,876)
Acquired lease intangible assets, net	$26,121	$30,394
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	7,424	5,711
Acquired lease intangible liabilities, net	$(27,316)	$(29,029)

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

The following table summarizes the Operating Partnership’s ground lease intangibles as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(78)	(60)
Acquired below-market ground lease intangibles, net	$1,735	$1,753

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	29	23
Acquired above-market ground lease intangibles, net	$(471)	$(477)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	2025	2024	2023
Amortization recorded as amortization expense:
Acquired in-place lease value	$3,924	$5,534	$4,753
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(6)	$(6)	$(6)
Below-market ground leases, operating leases	18	18	18
Net property operating expense increase	$12	$12	$12
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$349	$324	$324
Acquired below-market leases	(1,713)	(1,713)	(1,713)
Net rental revenue increase	$(1,364)	$(1,389)	$(1,389)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2025 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2026	$3,465	$314	$(1,713)	$(6)	$18
2027	3,465	314	(1,713)	(6)	18
2028	3,362	312	(1,713)	(6)	18
2029	3,206	302	(1,713)	(6)	18
2030	2,849	257	(1,646)	(6)	18
Thereafter	8,001	274	(18,818)	(441)	1,645
Total	$24,348	$1,773	$(27,316)	$(471)	$1,735

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2025 and 2024, the Operating Partnership had the following mortgage loans payable:

	December 31, 2025		December 31, 2024
Type of Debt	Principal Amount	Interest Rate	Principal Amount	Interest Rate
CONA Mortgage Loan (maturity date October 29, 2027)
Variable rate with swap agreements	$95,000	4.99%	$26,500	3.03%
Variable rate with cap agreements	—	—	68,439	4.10%
BMO Mortgage Loan (maturity date September 30, 2026)
Variable rate with swap agreements	61,500	2.97%	61,500	2.97%
Variable rate	61,155	5.97%	—	—
Variable rate with cap agreements	—	—	61,155	3.85%
Parkway UL Mortgage Loan (maturity date March 28, 2026)	27,759	5.80%	27,759	5.80%
Parkway Storage Mortgage Loan (maturity date April 25, 2026)	28,000	5.80%	28,000	5.80%
Total debt before discount and debt issuance costs including impact of interest rate swaps/caps	273,414		273,353
Less: Unamortized discount on assumed mortgage loan	(126)		(166)
Less: Unamortized debt issuance costs	(2,416)		(3,328)
Total mortgage loans payable, net	$270,872		$269,859

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 4.92% and 4.03% per annum as of December 31, 2025 and 2024, respectively, which includes the effects of interest rate swaps and interest rate caps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $273,414 and $273,353 as of December 31, 2025 and 2024, respectively, and its estimated fair value was $273,378 and $272,877 as of December 31, 2025 and 2024, respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of December 31, 2025, scheduled principal payments and maturities of the Operating Partnership’s debt were as follows:

	December 31, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Total
2026	$—	$178,414	$178,414
2027	—	95,000	95,000
2028	—	—	—
2029	—	—	—
2030	—	—	—
Thereafter	—	—	—
Total	$—	$273,414	$273,414

Mortgage Loans Payable

CONA Mortgage Loan

On October 30, 2025, the Operating Partnership, through certain subsidiaries as borrowers (collectively, the “Borrower”) entered into an amended and restated loan agreement (the “CONA Loan Agreement”) with Capital One, National Association and Associated Bank, National Association, as lenders (collectively, the “CONA Lender”) and Capital One, National Association as administrative agent, for an aggregate principal amount of $95,000 (the “CONA Mortgage Loan”). The CONA Loan Agreement amended and restated the prior loan agreement by and among the borrower, the CONA Lender and Capital One, National Association as administrative agent dated September 29, 2021, as amended by those certain amendments dated August 1, 2022 and October 31, 2023 (collectively, the “Prior CONA Loan Agreement”).

The CONA Mortgage Loan is collateralized by all the respective real and personal property owned by the Operating Partnership under the CONA Loan Agreement.

As of December 31, 2025, the Operating Partnership had $95,000 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Advances made under the CONA Mortgage Loan accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 1.95%. The CONA Mortgage Loan matures on October 29, 2027, and the Operating Partnership has the option to extend the maturity date for three additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

Inland Private Capital Corporation (“IPC”) had guaranteed (1) any losses that the administrative agent and lenders may incur as a result of the occurrence of certain bad acts of the Operating Partnership and (2) the repayment of the CONA Mortgage Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Operating Partnership and IPC have agreed to indemnify the lenders against certain environmental liabilities. Pursuant to an amendment to the Prior CONA Loan Agreement, effective October 31, 2023, the CONA Mortgage Loan was amended to, among other things, (a) substitute IREIC, the General Partner’s sponsor, as the guarantor of recourse obligations and to release IPC as guarantor for all guaranteed obligations from and after such date and (b) join IREIC as an additional indemnitor under the environmental indemnity agreement.

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of December 31, 2025, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

BMO Mortgage Loan

On September 30, 2021, the Operating Partnership entered into a loan agreement (the “BMO Loan Agreement”) with BMO Harris Bank N.A. (“BMO”), individually and as administrative agent, and other lenders from time to time parties to the BMO Loan Agreement (the “BMO Mortgage Loan”). The BMO Loan Agreement was amended on January 26, 2026 (the “BMO Loan Amendment”).

The BMO Mortgage Loan is collateralized by all the respective properties, rights, interests, and privileges from time to time subject to the liens granted to BMO for the benefit of the lenders, or any security trustee therefor, by the collateral documents.

As of December 31, 2025, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Advances made under the BMO Mortgage Loan accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%. The BMO Mortgage Loan matures on September 30, 2026, and the Operating Partnership has the option to extend the maturity date for two additional twelve month periods subject to the payment of an extension fee, certain costs and expenses and certain other conditions. The BMO Loan Amendment extended the maturity date of the BMO Mortgage Loan by 24 months from September 30, 2026 (subject to two one-year extensions) to September 30, 2028 and removed any further extension options.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of December 31, 2025, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

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

As of December 31, 2025, the Operating Partnership had $27,759 outstanding under the Parkway UL Mortgage Loan. The Parkway UL Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter. The Parkway UL Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The initial maturity date of the Parkway UL Mortgage Loan was October 26, 2024. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan is March 28, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Pursuant to the amendment, the Parkway UL Mortgage Loan bears interest at a fixed rate equal to 5.80% per annum until March 28, 2026. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on March 28, 2026 plus 2.00%. Beginning on April 28, 2024, the Parkway UL Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The Operating Partnership is in discussions with Parkway to extend the Parkway UL Mortgage Loan.

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

Parkway Storage Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage Mortgage Loan”). As of December 31, 2025, the Operating Partnership had $28,000 outstanding under the Parkway Storage Mortgage Loan. The Parkway Storage Mortgage Loan bears interest at a rate equal to 5.80% per annum. The Parkway Storage Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the Parkway Storage Mortgage Loan is April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on April 25, 2026 plus 2.00%. The Operating Partnership is in discussions with Parkway to extend the Parkway Storage Mortgage Loan.

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

All of the Operating Partnership’s interest rate swap and cap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Operating Partnership’s interest rate swap contracts outstanding as of December 31, 2025:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at December 31, 2025 (b)
Assets
Interest rate swap agreements
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	$61,500	1,188
CONA Mortgage Loan swap	October 27, 2025	November 3, 2025	September 28, 2028	1-month Term SOFR	3.04%	95,000	612
						$156,500	$1,800
(a)
As of December 31, 2025, the 1-month Term SOFR was 3.69%.
(b)
The fair value of interest rate swap agreements is included within other assets in the consolidated balance sheet.

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

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2025	2024	2023
Effective portion of derivatives	$177	$3,620	$2,199
Reclassification adjustment for amounts included in net income or loss (effective portion)	$(3,984)	$(6,366)	$(6,601)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $15,335, $14,577 and $11,577 for the years ended December 31, 2025, 2024 and 2023, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $2,181.

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

As of December 31, 2025, there were 176,028 Class T OP Units, 24,491 Class D OP Units, 347,759 Class I OP Units and 4,298 Class X-1 OP Units issued to the General Partner. As of December 31, 2024, there were 21,175 Class T OP Units, 2,266 Class D OP Units and 190,266 Class I OP Units issued to the General Partner. As of both December 31, 2025 and 2024, there were no General Partner interests issued to the General Partner.

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

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the years ended December 31, 2025, 2024 and 2023:

Year ended December 31, 2025	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units(1)	Class D OP Units(1)	Class I OP Units(1)	Class X-1 OP Units(1)
Beginning balance	—	5,499,623	25,556	2,266	281,978	—
Issuance of units	—	—	154,853	22,225	161,795	4,298
Issuance of units for restricted share grants (Note 11)	—	—	—	—	3,548	—
Redemptions	—	(121,924)	—	—	(7,850)	—
Ending balance	—	5,377,699	180,409	24,491	439,471	4,298

Year ended December 31, 2024	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units(2)	Class D OP Units(2)	Class I OP Units(2)
Beginning balance	—	5,751,638	—	—	108,569
Issuance of units	—	—	25,556	2,266	167,687
Issuance of units for restricted share grants (Note 11)	—	—	—	—	5,722
Redemptions	—	(252,015)	—	—	—
Ending balance	—	5,499,623	25,556	2,266	281,978

Year ended December 31, 2023	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class I OP Units(3)
Beginning balance	—	373,033	—
Effect of unit split	—	5,442,926	—
Issuance of units	—	—	107,634
Issuance of units for restricted share grants (Note 11)	—	—	935
Redemptions	—	(64,321)	—
Ending balance	—	5,751,638	108,569

(1) As of December 31, 2025, 97.6% of the Class T OP Units, 100.0% of the Class D OP Units, 79.1% of the Class I OP Units and 100.0% of the Class X-1 OP Units were held by the General Partner.

(2) As of December 31, 2024, 82.9% of the Class T OP Units, 100% of the Class D OP Units and 67.5% of the Class I OP Units were held by the General Partner.

(3) As of December 31, 2023, 100% of the Class I OP Units were held by the General Partner.

NOTE 7 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Distributions paid	$7,103	$6,196	$9,590
Distributions accrued	$7,360	$6,188	$9,097

NOTE 8 – LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical outpatient properties, four self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical outpatient leases, as of December 31, 2025, range from 2.2 years to 12.2 years. The leases for self-storage units generally are on a month-to-month basis. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

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

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Rental revenue - fixed payments	$29,050	$29,231	$25,836
Rental revenue - variable payments (a)	3,751	2,786	2,688
Amortization of acquired above- and below-market leases, net	1,364	1,389	1,389
Rental revenue	$34,165	$33,406	$29,913
(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of December 31, 2025 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties and the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2026	$20,002
2027	20,505
2028	20,035
2029	19,427
2030	17,787
Thereafter	34,814
Total	$132,570

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Tenant	2025	2024	2023
Ironwood Physicians, P.C.	16%	16%	18%
Memorial Hermann Health System	11%	11%	12%

Geographic Concentration

As of both December 31, 2025 and 2024, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical outpatient properties.

As of both December 31, 2025 and 2024, Alabama and Georgia represented approximately 61% and 39%, respectively, of the Operating Partnership’s total rentable square feet of self-storage properties.

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

The remaining lease term for the Phoenix property ground lease is 67 years as of December 31, 2025.

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

The remaining lease term, including extensions, for the Jordan Valley Medical Center ground lease is 134 years as of December 31, 2025.

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

The remaining lease term, including extensions, for the Saint Elizabeth Medical Center ground lease is 82 years as of December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, total rent expense was $317, $317 and $318, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Operating cash flows - operating leases	$67	$67	$65
Operating cash flows - finance leases	$105	$105	$105

For the years ended December 31, 2025, 2024 and 2023, total finance lease cost was comprised as follows:

	Year Ended December 31,
	2025	2024	2023
Amortization of finance lease right-of-use asset	$52	$54	$56
Interest on finance lease liability	145	143	141
Total finance lease cost	$197	$197	$197

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(235)	(183)
Finance lease right-of-use asset, net of amortization	$1,995	$2,047

Lease payments for the ground leases as of December 31, 2025 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2026	$67	$105
2027	67	121
2028	70	121
2029	73	121
2030	73	121
Thereafter	6,611	16,460
Total undiscounted lease payments	$6,961	$17,049
Less: Amount representing interest	(5,199)	(14,159)
Present value of lease liability	$1,762	$2,890

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both December 31, 2025 and 2024, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

While the Operating Partnership currently has no intent to sell any of its properties, if the Operating Partnership were to sell properties in Texas, it has the potential to trigger Texas franchise tax for the Operating Partnership. The amount of tax, if any, will depend on several factors and any future sales of Texas properties meeting the requirements of the Code Section 1031 (like-kind exchanges), which are non-taxable, would result in no franchise tax being incurred. The Operating Partnership has not recorded a tax liability for Texas franchise tax as it is considered contingent upon events not currently expected to occur.

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

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the years ended December 31, 2025, 2024 and 2023. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of December 31,
		2025	2024	2023	2025	2024
General and administrative reimbursements	(a)	$1,000	$1,014	$710	$121	$56
Loan costs	(b)	$—	$6	$—	$—	$—
Acquisition related costs		$—	$25	$10	$—	$—
Interest expense	(c)	$382	$335	$—	$29	$37
Offering costs	(d)	$104	$82	$207	$264	$45

Property management fees		$744	$641	$557	$20	$15
Property operating expenses		452	360	37	3	24
Construction management fees		5	10	58	—	10
Total property management related costs	(e)	$1,201	$1,011	$652	$23	$49

Advisor management fee	(f)	$787	$759	$900	$68	$64
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

Unpaid amounts include accrued distribution fees payable to Inland Securities Corporation (the “Dealer Manager”). In connection with the acquisition of the Storage Properties, on February 13, 2024, the Operating Partnership, the General Partner and the Dealer Manager entered into a dealer manager agreement (the “DST Dealer Manager Agreement”) under which the OP Units were sold through the Dealer Manager to the investors electing to receive OP Units. Under the DST Dealer Manager Agreement, the Operating Partnership will pay the Dealer Manager (a) a distribution fee with respect to outstanding Class T OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate net asset value (“NAV”) (as determined in accordance with the General Partner’s valuation guidelines) of such outstanding Class T OP Units; (b) a distribution fee with respect to outstanding Class S OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Class S OP Units; and (c) a distribution fee with respect to outstanding Class D OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Class D units. The Operating Partnership will not pay a distribution fee with respect to Class I OP Units sold pursuant to the DST Dealer Manager Agreement. The Operating Partnership will cease paying the distribution fee with respect to any Class T, Class S or Class D OP Unit held in a unitholder’s account upon the occurrence of certain events. The Operating Partnership accrues the full cost of the distribution fee as an offering cost at the time the Operating Partnership sells Class T, Class S, and Class D OP Units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

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

(f)
Prior to August 1, 2023, the Operating Partnership paid the Advisor an annual business management fee equal to 0.25% of its “initial partnership assets”, which was payable monthly in an amount equal to 0.0208% of its initial partnership assets as of the last day of the immediately preceding month. “Initial partnership assets” means, for any period, the average of the aggregate book value of the assets of the Operating Partnership, including all intangibles and goodwill, invested, directly or indirectly, in equity interest in, and loans secured by, real estate assets, and all consolidated and unconsolidated joint ventures or other partnerships, before non-cash charges such as depreciation, amortization, impairments and bad debt reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. On August 24, 2023, the Business Management Agreement was terminated and the General Partner, the Operating Partnership and the Advisor entered into the Advisory

Agreement, effective beginning August 1, 2023, which was amended and restated on August 28, 2025. Per the Advisory Agreement, as amended and restated, the Operating Partnership or the General Partner pays the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 OP Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 OP Units and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the General Partner or Class I OP Units of the Operating Partnership. The business management fee and the management fee are included within Advisor management fee in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

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

“Total Return” is defined as distributions paid or accrued on OP Units (excluding Class X-1, Class X-2 and Class A OP Units) plus the change in the NAV of such OP Units (excluding Class X-1, Class X-2 and Class A OP Units), adjusted for subscriptions and repurchases. Under the Amended and Restated Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return.

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

The Special Limited Partner is not entitled to a performance participation allocation with respect to Class X-2 OP Units. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return, Class X-1 Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. As of December 31, 2025, there was a loss carryforward of $24. As of both December 31, 2025 and 2024, the Special Limited Partner had not accrued a performance participation allocation.

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

On November 26, 2024, the Operating Partnership and IPC modified the Credit Facility to extend the maturity date of the Credit Facility to November 30, 2025. On November 19, 2025, the Operating Partnership and IPC further modified the Credit Facility to extend the maturity date of the Credit Facility to November 30, 2026. The daily balance of the Loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

As of December 31, 2025 and 2024, the Operating Partnership had an outstanding balance of $8,000 and $10,000, respectively, on the Credit Facility.

Class A OP Units held by Affiliates

As of both December 31, 2025 and December 31, 2024, 75,484 Class A OP Units, which represents 1.40% and 1.37%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

Acquisitions

On April 5, 2024, the Operating Partnership acquired the Storage Properties from an affiliate of the Operating Partnership. See Note 3 - Acquisitions for further information.

DST Program

IPC has a program, which commenced on June 27, 2024 (the “DST Program”), through which it sponsors a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) of beneficial interests in specific DSTs owning one or more real properties. The DST Program is designed for, but not limited to, prospective investors seeking to defer the recognition of gain on the sale of other real property under Section 1031 of the Code. In connection with the DST Program, the Operating Partnership, each DST, and each DST investor enter into an option agreement pursuant to which the Operating Partnership will be granted the option (the “FMV Option”), but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require such DST investor to exchange his, her or its DST interest for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

In connection with each private placement, each DST, the General Partner, the Operating Partnership and the Dealer Manager enter into a placement agent agreement pursuant to which the Dealer Manager, as placement agent, will offer and sell beneficial interest in the applicable DST. The General Partner and the Operating Partnership are only party to such placement agent agreement for the limited purpose of paying the distribution fees that may be payable to the Dealer Manager in connection with an exercise of the FMV Option.

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

Other assets

As of December 31, 2025 and 2024, other assets includes $1 and $12, respectively, of prepaid expenses to Devon.

NOTE 11 – EQUITY-BASED COMPENSATION

The following table details the Class I OP Units issued by the Operating Partnership to the General Partner as a result of the restricted share grants by the General Partner to its independent directors during the years ended December 31, 2025, 2024 and 2023:

Grant Date	Class of OP Units granted	Total number of units granted	Vesting Date
10/2/2023	Class I	935	10/2/2024
3/19/2024	Class I	2,387	3/19/2025
8/1/2024	Class I	3,335	8/1/2025
8/1/2025	Class I	3,548	8/1/2026

Compensation expense associated with such units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with such units issued to the General Partner was $93, $102 and $6 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the General Partner had $48 of unrecognized compensation expense related to such units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to such units will be recognized is 0.6 years.

NOTE 12 – FAIR VALUE MEASUREMENTS

The Operating Partnership has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies the Operating Partnership believes to be appropriate for these purposes.

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2025
Interest rate swap agreements - Other assets	$—	$1,800	$—	$1,800
December 31, 2024
Interest rate swap agreements - Other assets	$—	$4,931	$—	$4,931
Interest rate cap agreements - Other assets	$—	$1,423	$—	$1,423

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

NOTE 13 – SEGMENT REPORTING

As of December 31, 2025, the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. During the second quarter of 2023, the Operating Partnership retitled the Student Housing segment to Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. Factors used to determine the Operating Partnership’s reportable segments include the physical and economic characteristics of the properties and the related operating activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies for the Operating Partnership. The chief operating decision maker (“CODM”) relies on segment net operating income to make decisions about allocating resources and assessing segment performance. Segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment. The significant segment expenses provided to the CODM are property operating expenses and the real estate tax expense, which are both disclosed in the tables below. The Operating Partnership’s CODM is the Chief Executive Officer of the General Partner.

Prior to the acquisition of Storage Properties on April 5, 2024, the Operating Partnership managed its operations in two reportable segments: Healthcare and Education.

The following table details the total assets by reportable segment as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Healthcare	$350,162	$369,939
Self-Storage	39,132	40,188
Education	33,368	34,705
Corporate and other	9,058	8,123
Total assets	$431,720	$452,955

The following table details the financial results by reportable segment for the year ended December 31, 2025:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$25,416	$3,367	$5,382	$34,165
Other property revenue	3	336	—	339
Total revenues	25,419	3,703	5,382	34,504

Expenses:
Property operating expenses	2,174	1,177	2,269	5,620
Real estate tax expense	1,051	319	454	1,824
Total expenses	3,225	1,496	2,723	7,444

Segment net operating income	$22,194	$2,207	$2,659	$27,060

Depreciation and amortization	$(15,273)	$(1,222)	$(1,483)	$(17,978)

General and administrative expenses				$(4,163)
Advisor management fee				(787)
Interest expense				(15,335)
Interest and other income				4
Net loss				$(11,199)

The following table details the financial results by reportable segment for the year ended December 31, 2024:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$25,742	$2,568	$5,096	$33,406
Other property revenue	121	123	—	244
Total revenues	25,863	2,691	5,096	33,650

Expenses:
Property operating expenses	2,220	897	1,995	5,112
Real estate tax expense	881	226	378	1,485
Total expenses	3,101	1,123	2,373	6,597

Segment net operating income	$22,762	$1,568	$2,723	$27,053

Depreciation and amortization	$(14,942)	$(2,827)	$(1,450)	$(19,219)

General and administrative expenses				$(4,419)
Advisor management fee				(759)
Interest expense				(14,577)
Interest and other income				210
Net loss				$(11,711)

The following table details the financial results by reportable segment for the year ended December 31, 2023:

	Healthcare	Education	Total
Revenues:
Rental revenue	$25,312	$4,601	$29,913
Other property revenue	108	—	108
Total revenues	25,420	4,601	30,021

Expenses:
Property operating expenses	1,925	1,799	3,724
Real estate tax expense	1,018	362	1,380
Total expenses	2,943	2,161	5,104

Segment net operating income	$22,477	$2,440	$24,917

Depreciation and amortization	$(14,927)	$(2,589)	$(17,516)

General and administrative expenses			$(2,286)
Advisor management fee			(900)
Interest expense			(11,577)
Interest and other income			38
Net loss			$(7,324)

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Operating Partnership has evaluated events that occurred through March 18, 2026, which is the date of issuance of these consolidated financial statements, to determine whether any of these events required disclosure in the consolidated financial statements.

BMO Mortgage Loan Amendment

On January 26, 2026, the Operating Partnership amended the BMO Loan Agreement. The amendment extended the maturity date to September 30, 2028 and removed any further extension options. There were no changes to the principal borrowed or the interest rate. In connection with the amendment, the BMO mortgage loan swap agreement listed in Note 5 – “Debt and Derivative Instruments” was terminated and the Operating Partnership entered into a new interest rate swap agreement with BMO on January 27, 2026, with an effective date of January 2, 2026. The new interest rate swap has a notional amount of $122,655, termination date of September 30, 2028, receive floating rate of 1-month Term SOFR, and a pay fixed rate of 2.85%.