Form 10-Q
period 2026-03-31
IPC Alternative Real Estate Income Trust, Inc.
filed 2026-05-13
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

Yes ☐ No ☒

As of May 12, 2026, the registrant had the following shares of common stock outstanding: 200,693 shares of Class T common stock, 0 shares of Class S common stock, 24,857 shares of Class D common stock, 387,541 shares of Class I common stock, 18,222 shares of Class X-1 common stock, 0 shares of Class X-2 common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Assets:
Investment in Operating Partnership	$11,551	$11,021
Distributions receivable from Operating Partnership	59	55
Redemptions receivable from Operating Partnership	70	—
Receivable from Operating Partnership	255	250
Total assets	$11,935	$11,326

LIABILITIES AND EQUITY
Liabilities:
Distributions payable	$59	$55
Due to related party	255	250
Redemptions payable	70	—
Total liabilities	384	305

Commitments and contingencies (Note 8)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, Class T shares, $0.01 par value per share, 400,000,000 shares authorized, 186,088 and 176,028 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Common stock, Class S shares, $0.01 par value per share, 400,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, Class D shares, $0.01 par value per share, 400,000,000 shares authorized, 24,711 and 24,491 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, Class I shares, $0.01 par value per share, 400,000,000 shares authorized, 376,414 and 347,759 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	3
Common stock, Class X-1 shares, $0.01 par value per share, 200,000,000 shares authorized, 10,769 and 4,298 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, Class X-2 shares, $0.01 par value per share, 200,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, Class A shares, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	14,067	13,032
Accumulated deficit	(2,220)	(1,685)
Accumulated other comprehensive loss	(302)	(331)
Total equity	11,551	11,021
Total liabilities and equity	$11,935	$11,326

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	$(363)	$(138)
Net loss	$(363)	$(138)

Net loss per common share, basic and diluted	$(0.63)	$(0.60)

Weighted average number of common shares outstanding, basic and diluted	576,604	228,966

Comprehensive loss:
Net loss	$(363)	$(138)
Comprehensive income (loss) from Operating Partnership	29	(54)
Comprehensive loss	$(334)	$(192)

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the three months ended March 31, 2026	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2025	$—	$2	$—	$—	$3	$—	$—	$—	$13,032	$(1,685)	$(331)	$11,021
Proceeds from issuance of common stock	—	—	—	—	1	—	—	—	1,036	—	—	1,037
Offering costs	—	—	—	—	—	—	—	—	(23)	—	—	(23)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	—	—	68	—	—	68
Shares repurchased	—	—	—	—	—	—	—	—	(73)	—	—	(73)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	(172)	—	(172)
Equity-based compensation	—	—	—	—	—	—	—	—	27	—	—	27
Net loss	—	—	—	—	—	—	—	—	—	(363)	—	(363)
Comprehensive income from Operating Partnership	—	—	—	—	—	—	—	—	—	—	29	29
Balance at March 31, 2026	$—	$2	$—	$—	$4	$—	$—	$—	$14,067	$(2,220)	$(302)	$11,551

	Par value
For the three months ended March 31, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$2	$—	$5,242	$(464)	$(102)	$4,678
Proceeds from issuance of common stock	—	—	—	—	—	—	1,163	—	—	1,163
Offering costs	—	—	—	—	—	—	(50)	—	—	(50)
Proceeds from distribution reinvestment plan	—	—	—	—	—	—	11	—	—	11
Common stock distributions declared	—	—	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	—	(138)	—	(138)
Comprehensive loss from Operating Partnership	—	—	—	—	—	—	—	—	(54)	(54)
Balance at March 31, 2025	$—	$—	$—	$—	$2	$—	$6,366	$(673)	$(156)	$5,539

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(363)	$(138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from equity method investment in Operating Partnership	363	138
Net cash flows provided by operating activities	—	—

Cash flows from investing activities:
Investment in Operating Partnership	(1,027)	(1,159)
Proceeds from redemptions from Operating Partnership	3	—
Distributions from investment in Operating Partnership	100	63
Distributions from Operating Partnership for offering costs	9	1
Net cash flows used in investing activities	(915)	(1,095)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,027	1,148
Proceeds from distribution reinvestment plan	—	11
Shares repurchased	(3)	—
Payment of offering costs	(9)	(1)
Distributions paid to common stockholders	(100)	(63)
Net cash flows provided by financing activities	915	1,095

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, at beginning of the period	—	—
Cash and cash equivalents, at end of the period	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$59	$27

Redemptions payable	$70	$—

Distribution reinvestment and investment in Operating Partnership	$68	$—

Equity-based compensation – Restricted stock issued and investment in Operating Partnership	$27	$—

Accrued distribution fee due to related party	$255	$66

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited, dollar amounts in thousands, except share data and per share amounts)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. Balance sheet data as of December 31, 2025 was derived from the audited financial statements, but does not include all disclosures required by GAAP. Readers of this Quarterly Report should refer to the audited financial statements of IPC Alternative Real Estate Income Trust, Inc. (the “Company”) for the period ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026 as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

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

When the Company receives proceeds from the Public Offering and the Private Offering (collectively, the “Offerings”), the Company contributes such proceeds to the Operating Partnership and receives Operating Partnership units (“OP Units”) that correspond to the classes of the shares sold. Prior to May 1, 2026, the Company accounted for the units acquired in the Operating Partnership as an equity method investment as the Company’s investment in the Operating Partnership was not considered significant to the Operating Partnership. Effective May 1, 2026, following the contribution of capital raised as a result of the May 1, 2026 closing in the Company’s Public Offering, the Company determined that its investment in the Operating Partnership was significant to the Operating Partnership, as determined in accordance with GAAP. As a result, effective May 1, 2026, the Company consolidated the Operating Partnership through a step acquisition which will be accounted for as a business combination using the acquisition method of accounting and will present the results of operations thereafter on a consolidated basis. The Company will measure the identifiable assets acquired, the liabilities assumed, and the noncontrolling interest in the Operating Partnership at their acquisition-date fair values in accordance with ASC 820, eliminate the intercompany balances and transactions between the Company and the Operating Partnership and record the resulting gain for the step up in fair value of the Company’s investment in the Operating Partnership upon acquisition.

As of March 31, 2026, the Company holds 186,088 Class T OP Units, 24,711 Class D OP Units, 376,414 Class I OP Units and 10,769 Class X-1 OP Units in the Operating Partnership accounted for as an equity method investment. See Note 3 - “Investment in Operating Partnership” for further information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 18, 2026, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, except as noted below.

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

NOTE 3 – Investment in OPERATING PARTNERSHIP

The following table details the Company’s contributions to the Operating Partnership during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026 (1)	2025
Amount contributed	$1,122	$1,159
Units received:
Class T	13,062	20,142
Class D	220	2,924
Class I	28,796	24,728
Class X-1	6,471	—
(1)
Includes $27 for the issuance of Class I OP Units corresponding to the restricted share grants by the Company to its independent directors during the three months ended March 31, 2026.

In determining whether the Company has a controlling financial interest in the Operating Partnership, the Company considered whether the Operating Partnership is a variable interest entity and whether the Company is the primary beneficiary. As of March 31, 2026, even though the Company had the power to direct the most significant activities impacting the economic performance of the Operating Partnership, the Company lacked the obligation to absorb losses or the right to receive benefits of the Operating Partnership that could potentially be significant to the Operating Partnership. As such, the Company’s investment in the Operating Partnership was accounted for using the equity method of accounting. Management evaluates reconsideration events as they occur. Reconsideration events include, among other criteria, changes in the capital balances of the Operating Partnership. Effective May 1, 2026, the Company consolidated the Operating Partnership. See Note 1 - “Organization” for further information.

As of both March 31, 2026 and December 31, 2025, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of March 31, 2026 and December 31, 2025 are located in 12 states. The Operating Partnership has no employees.

The Company’s investment in the Operating Partnership as of March 31, 2026 was as follows:

		Carrying Amount
	Ownership Percentage (1)	March 31, 2026 (2)
Class T OP Units	3.1%	$3,648
Class D OP Units	0.4%	457
Class I OP Units	6.3%	7,200
Class X-1 OP Units	0.2%	246
Total	10.0%	$11,551
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of March 31, 2026, the Operating Partnership had issued Class A OP Units, Class T OP Units, Class D OP Units, Class I OP Units, and Class X-1 OP Units and 97.7% of the Class T OP Units, 100.0% of the Class D OP Units, 80.4% of the Class I OP Units and 100.0% of the Class X-1 OP Units were held by the Company.
(2)
Excludes $1,238 of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortizes/accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net amortization of the basis difference was $8 for the three months ended March 31, 2026 and is included within loss from equity method investment in Operating Partnership in the accompanying statements of operations and comprehensive loss.

The Company’s investment in the Operating Partnership as of December 31, 2025 was as follows:

		Carrying Amount
	Ownership Percentage (1)	December 31, 2025 (2)
Class T OP Units	2.9%	$3,587
Class D OP Units	0.4%	472
Class I OP Units	5.8%	6,863
Class X-1 OP Units	0.1%	99
Total	9.2%	$11,021
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of December 31, 2025, the Operating Partnership had issued Class A OP Units, Class T OP Units, Class D OP Units, Class I OP Units and Class X-1 OP Units, and 97.6% of the Class T OP Units, 100% of the Class D OP Units, 79.1% of the Class I OP Units and 100.0% of the Class X-1 OP Units were held by the Company.
(2)
Excludes $1,022 of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortizes/accretes the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net amortization of the basis difference was $11 for the year ended December 31, 2025.

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
IPC Alternative Real Estate Operating Partnership, LP	$(363)	$(138)

The amounts reflected in the following tables reflect the financial information of the Operating Partnership.

The following table provides the summarized balance sheet of the Operating Partnership as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Total assets	$428,145	$431,720
Total liabilities	$320,263	$317,506
Total partners’ capital	$107,882	$114,214

The following table provides the summarized income statement of the Operating Partnership for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total revenues	$8,630	$8,395
Net loss	$(3,561)	$(3,120)

NOTE 4 – EQUITY

As of March 31, 2026, the Company is authorized to issue a total of 2,200,000,000 shares of capital stock. Of the total shares of stock authorized, 2,100,000,000 shares are classified as common stock with a par value of $0.01 per share, 400,000,000 of which are classified as Class T shares, 400,000,000 of which are classified as Class S shares, 400,000,000 of which are classified as Class D shares, 400,000,000 of which are classified as Class I shares, 200,000,000 of which are classified as Class X-1 shares, 200,000,000 of which are classified as Class X-2 shares and 100,000,000 of which are classified as Class A shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share.

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

The Company is not offering Class A shares in the Offerings, and the Company had no Class A shares outstanding as of March 31, 2026. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 6 – “Transactions with Related Parties” for further information.

Class I shares, Class X-1 shares and Class X-2 shares in the Private Offering are only available through distribution participants selected by Inland Securities Corporation (the “Dealer Manager”) as being eligible based on the amount of offering proceeds anticipated to be raised through such distribution participants, as well as other factors, in the Dealer Manager’s discretion. Distribution participants that are initially eligible only to sell Class I or Class X-1 shares in the Private Offering may become eligible to sell Class X-1 and/or Class X-2 shares in the Private Offering if the gross proceeds in the Private Offering raised by such distribution participants reach the target specified by the Dealer Manager. The Company may also offer investors who have purchased Class I shares in the Public Offering and have held such shares for at least one year the option to exchange such shares for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date if such investor’s financial intermediary has reached the requisite gross proceeds raised threshold in the Private Offering as specified by the Dealer Manager. All Class I shares sold in the Private Offering will be exchanged for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date regardless of hold period if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager. Similarly, Class X-1 shares sold in the Private Offering will be exchanged for Class X-2 shares at an exchange rate based on the NAV per share of each class as of the exchange date if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager.

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

There were $68 and $11 of distributions reinvested through the DRP during the three months ended March 31, 2026 and 2025, respectively.

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

There were $73 repurchases through the SRP during the three months ended March 31, 2026. There were no repurchases through the SRP during the three months ended March 31, 2025.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock for the three months ended March 31, 2026 and 2025:

For the three months ended March 31, 2026	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	176,028	—	24,491	347,759	4,298	—	—
Issuance of shares	—	11,886	—	—	26,090	6,471	—	—
Distribution reinvestment	—	1,176	—	220	1,533	—	—	—
Issuance of restricted shares (Note 7)	—	—	—	—	1,172	—	—	—
Shares repurchased	—	(3,002)	—	—	(140)	—	—	—
Ending balance	—	186,088	—	24,711	376,414	10,769	—	—

For the three months ended March 31, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	21,175	—	2,266	190,266	—
Issuance of shares	—	20,068	—	2,881	24,396	—
Distribution reinvestment	—	74	—	43	333	—
Ending balance	—	41,317	—	5,190	214,995	—

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the three months ended March 31, 2026. The gross distribution was reduced each month for Class T shares and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 6 - Transactions with Related Parties” below. As of March 31, 2026, the Company had not issued any shares of Class S or Class X-2 common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares	Class X-1 Shares
Aggregate gross distributions declared per share	$0.3126	$0.3126	$0.3126	$0.3126
Distribution fee per share	0.0487	0.0144	N/A	N/A
Net distributions declared per share	$0.2639	$0.2982	$0.3126	$0.3126

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the three months ended March 31, 2025. The gross distribution was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see “Note 6 - Transactions with Related Parties” below. As of March 31, 2025, the Company had not issued any shares of Class S common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares
Aggregate gross distributions declared per share	$0.3126	$0.3126	$0.3126
Distribution fee per share	0.0506	0.0150	N/A
Net distributions declared per share	$0.2620	$0.2976	$0.3126

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for both the three months ended March 31, 2026 and 2025, no additional shares related to restricted shares were included in the computation of Diluted EPS.

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

“Total Return” is defined as distributions paid or accrued on OP Units (excluding Class X-1, Class X-2 and Class A OP Units) plus the change in the NAV of such OP Units (excluding Class X-1, Class X-2 and Class A OP Units), adjusted for subscriptions and repurchases. Under the Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 28, 2025 (as may be amended or restated from time to time, the “Limited Partnership Agreement”), the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return.

“Class X-1 Total Return” is defined as distributions paid or accrued on Class X-1 OP Units plus the change in NAV of such Class X-1 OP Units, adjusted for subscriptions and repurchases. Under the Limited Partnership Agreement, the annual Class X-1 Total Return will be allocated solely to the Special Limited Partner only after the Class X-1 OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class X-1 OP Unit holders is equal to 10.0% and 90.0%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 10.0% of the annual Class X-1 Total Return.

“Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the

Special Limited Partner and all other such Class A OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return.

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

As of March 31, 2026 and December 31, 2025, $255 and $250 of distribution fees payable to the Dealer Manager and the corresponding receivable from the Operating Partnership have been reflected as due to related party and receivable from Operating Partnership, respectively, on the accompanying balance sheets.

Related Party Share Ownership

As of both March 31, 2026 and December 31, 2025, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 7 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of March 31, 2026 with a vesting date after January 1, 2025.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025
8/1/2025	Class I	3,548	$23.39	$83	8/1/2026
1/6/2026	Class I	1,172	$23.15	$27	1/6/2027

Under the Company’s amended and restated independent director compensation plan (the “DCP”), restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense, which is equal to the grant-date value of the restricted shares, is amortized by the Operating Partnership over the vesting period representing the requisite service period. The total fair value at the vesting date for restricted shares that vested during the three months ended March 31, 2026 and 2025 was $0 and $58, respectively.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at December 31, 2025	3,548
Granted	1,172
Vested	—
Outstanding at March 31, 2026	4,720

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2026 and December 31, 2025, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

NOTE 9 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Share Issuances in the Public Offering

Subsequent to March 31, 2026, the Company issued and sold in the Public Offering (i) 13,790 shares of Class T common stock and 10,033 shares of Class I common stock in the primary offering for total proceeds of $570 and (ii) 814 shares of Class T common stock, 146 shares of Class D common stock and 1,098 shares of Class I common stock pursuant to the DRP for a total value of $48.

Share Issuances in the Private Offering

Subsequent to March 31, 2026, the Company issued and sold in the Private Offering 7,452 shares of Class X-1 common stock for total proceeds of $175.

Distributions

On April 29, 2026, the Company announced that the board of directors authorized a distribution to stockholders of record as of April 30, 2026, that the Company paid on or about May 5, 2026, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0165	$0.0877
Class D Common Stock	$0.1042	$0.0049	$0.0993
Class I Common Stock	$0.1042	N/A	$0.1042
Class X-1 Common Stock	$0.1042	N/A	$0.1042

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of IPC Alternative Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we were subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (the “Operating Partnership”).

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

On August 28, 2025, we commenced a private offering (the “Private Offering”) of up to $500 million of our Class I shares, Class X-1 shares and Class X-2 shares of common stock to “accredited investors” as defined in Regulation D promulgated under the Securities Act. The purchase price per share for each class of common stock in the Private Offering will vary and will generally be the prior month’s NAV per share for such class. No upfront selling commissions, dealer manager fees or ongoing distribution fees will be paid with respect to purchases of Class I shares, Class X-1 shares and Class X-2 shares sold in the Private Offering. The Private Offering is being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions. Class I shares, Class X-1 shares and Class X-2 shares in the Private Offering are only available through distribution participants selected by Inland Securities Corporation (the “Dealer Manager”) as being eligible based on the amount of offering proceeds anticipated to be raised through such distribution participants, as well as other factors, in the Dealer Manager’s discretion. Distribution participants that are initially eligible only to sell Class I or Class X-1 shares in the Private Offering, may become eligible to sell Class X-1 and/or Class X-2 shares in the Private Offering if the gross proceeds in the Private Offering raised by such distribution participants reach the target specified by the Dealer Manager. We may also offer investors who have purchased Class I shares in the Public Offering and have held such shares for at least one year the option to exchange such shares for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date if such investor’s financial intermediary has reached the requisite gross proceeds raised threshold in the Private Offering as specified by the Dealer Manager. All Class I shares sold in the Private Offering will be exchanged for Class X-1 or Class X-2 shares at an exchange rate based on the NAV per share of each class involved in the exchange as of the exchange date regardless of hold period if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager. Similarly, Class X-1 shares sold in the Private Offering will be exchanged for Class X-2 shares at an exchange rate based on the NAV per share of each class as of the exchange date if the gross proceeds in the Private Offering raised by the applicable distribution participant reach the target specified by the Dealer Manager.

Other than our investment in the Operating Partnership as described below, we had neither engaged in any operations nor generated any revenues through March 31, 2026. Our entire activity from inception through March 31, 2026 consists of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in the Public Offering and the Private Offering (collectively, the “Offerings”), we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of our shares sold. As of March 31, 2026, we hold 186,088 Class T OP Units, 24,711 Class D OP Units, 376,414 Class I OP Units and 10,769 Class X-1 OP Units, representing a total 10.0% interest in the Operating Partnership. We accounted for the units acquired in the Operating Partnership as an equity method investment during the period our investment in the Operating Partnership was not considered significant to the Operating Partnership. Effective May 1, 2026, following the contribution of capital raised as a result of the May 1, 2026 closing in our Public Offering, we determined that our investment in the Operating Partnership was significant to the Operating Partnership, as determined in accordance with GAAP. As a result, effective May 1, 2026, we consolidated the Operating Partnership and will present the results of operations thereafter on a consolidated basis. We expect to continue to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units. We have included financial statements of the Operating Partnership in Part II Item 5 in this Quarterly Report on Form 10-Q, as we believe a discussion of the performance and results of operations of the Operating Partnership would be meaningful to investors as our cash flows and operating results are driven by the Operating Partnership.

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

As of March 31, 2026 and December 31, 2025, the Operating Partnership had total assets of $428.1 million and $431.7 million, respectively. As of both March 31, 2026 and December 31, 2025, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of March 31, 2026 and December 31, 2025 are located in 12 states. A majority of the Operating Partnership’s medical outpatient properties are single-tenant medical outpatient properties. For the three months ended March 31, 2026, medical outpatient properties, self-storage properties and the student housing property represented 74.9%, 10.8% and 14.3%, respectively, of the Operating Partnership’s total revenues. For the year ended December 31, 2025, medical outpatient properties, self-storage properties and the student housing property represented 73.7%, 10.7% and 15.6%, respectively, of the Operating Partnership’s total revenues. As of March 31, 2026, medical outpatient properties, self-storage properties and the student housing property were 97.7%, 85.6% and 87.2% leased, respectively. As of December 31, 2025, medical outpatient properties, self-storage properties and the student housing property were 97.7%, 81.9% and 88.4% leased, respectively. The Operating Partnership has no employees.

In the initial stages of our capital raise pursuant to the Offerings, a primary source of proposed real estate investments will consist of DST or other private investment programs sponsored by IPC, an affiliate of our sponsor. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to the Operating Partnership in exchange for OP Units under Section 721 of the Code. As part of this strategy, IPC maintains the DST Program, which commenced on June 27, 2024, through which IPC sponsors a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. In connection with the DST Program, the Operating Partnership receives a fair market value purchase option with respect to each DST, giving the Operating Partnership the option, but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require DST investors to exchange their DST interests for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

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

The Operating Partnership is governed by the Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 28, 2025 (as may be amended or restated from time to time, the “Limited Partnership Agreement”). On August 24, 2023, IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, was admitted as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10,000 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles it to receive an allocation of “Total Return,” “Class X-1 Total Return” and “Class A Total Return.”

“Total Return” is defined as distributions paid or accrued on OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units) plus the change in the NAV of such OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units), adjusted for subscriptions and repurchases. Under the Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return.

“Class X-1 Total Return” is defined as distributions paid or accrued on Class X-1 OP Units plus the change in NAV of such Class X-1 OP Units, adjusted for subscriptions and repurchases. Under the Limited Partnership Agreement, the annual Class X-1 Total Return will be allocated solely to the Special Limited Partner only after the Class X-1 OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class X-1 OP Unit holders is equal to 10.0% and 90.0%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 10.0% of the annual Class X-1 Total Return.

“Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class A OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return.

The Special Limited Partner is not entitled to a performance participation allocation with respect to Class X-2 OP Units.

The following discussion and analysis is based on the consolidated financial statements for the three months ended March 31, 2026 and

2025 and as of March 31, 2026 and December 31, 2025 for the Operating Partnership. Our stockholders should read the following discussion and analysis along with the consolidated financial statements of the Operating Partnership and the related notes thereto included in Part II Item 5 in this Quarterly Report on Form 10-Q.

The Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Overview of Operating Partnership’s Portfolio

As of March 31, 2026, the Operating Partnership’s real property portfolio consisted of 35 properties totaling approximately 746,601 square feet of medical outpatient properties, 250,755 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 17 markets throughout the U.S.

The following table summarizes certain operating metrics of the Operating Partnership’s portfolio by segment and by market as of March 31, 2026:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.6%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.2%	56,173	7.5%	100.0%
Connecticut	2	4.9%	112,369	15.1%	100.0%
Dallas, TX	1	1.5%	16,050	2.1%	100.0%
Garden City, NY	1	2.3%	16,920	2.3%	100.0%
Greendale, IN	1	2.2%	24,722	3.3%	100.0%
Houston, TX	2	13.2%	88,450	11.8%	100.0%
Indianapolis, IN	1	3.0%	42,187	5.7%	100.0%
Oklahoma City, OK (4)	1	3.1%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	26.2%	199,958	26.8%	100.0%
Raleigh, NC	1	1.6%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	6.9%	71,995	9.6%	75.8%
Salt Lake City MSA, UT	2	6.4%	54,758	7.3%	100.0%
Healthcare Total	30	80.1%	746,601	100.0%

Self-Storage
Decatur, GA	1	1.1%	37,650	15.0%	78.6%
Marietta, GA	1	1.8%	59,250	23.6%	85.8%
Montgomery, AL	2	6.5%	153,855	61.4%	87.2%
Self-Storage Total	4	9.4%	250,755	100.0%

Education			Beds	Percentage of Beds
St. Louis, MO	1	10.5%	406	100.0%	87.2%
Portfolio Total	35	100.0%
(1)
Based on fair value as of March 31, 2026.
(2)
For the Operating Partnership’s student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of March 31, 2026.
(3)
“MSA” refers to metropolitan statistical area.
(4)
Sole tenant on the property has been on cash basis since September 30, 2022.

As of March 31, 2026, all of the properties listed in the table were owned in fee simple, with the exception of the following:

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

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across the Operating Partnership’s portfolio as of March 31, 2026:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Beds(1)
Healthcare	$29.17
Self-Storage	$15.38
Education	$11,545
(1)
For healthcare and self-storage properties, average effective annual base rent represents the annualized base rent per leased square foot for the three months ended March 31, 2026. For the education property, average effective annual base rent represents the annualized base rent per leased bed for the three months ended March 31, 2026. The average effective annual base rent includes the effects of rent concessions, abatements and rent collected from cash basis tenants, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

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

Lease Expirations

As of March 31, 2026, the weighted-average remaining term of the Operating Partnership’s total leased healthcare portfolio was approximately 7.4 years based on annualized base rent and 7.2 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at the Operating Partnership’s medical outpatient properties for leases in place as of March 31, 2026, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases (2)	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent ($)(1)	Percentage of Total Annualized Base Rent
2026 (remainder of the year)	—	—	—	$—	—
2027	—	—	—	—	—
2028	2	58,575	8.0%	1,610	7.7%
2029	2	42,442	5.8%	1,365	6.5%
2030	1	27,401	3.8%	640	3.0%
2031	5	98,935	13.6%	3,257	15.5%
2032	7	208,171	28.5%	4,449	21.2%
2033	9	164,457	22.6%	5,539	26.3%
2034	—	—	—	—	—
2035	2	16,050	2.2%	428	2.0%
Thereafter	3	113,172	15.5%	3,737	17.8%
Total	31	729,203	100.0%	$21,025	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of March 31, 2026, multiplied by 12.
(2)
None of the Operating Partnership’s medical outpatient properties have early termination provisions.

Tenant Diversification

The Operating Partnership believes that the tenants that occupy the Operating Partnership’s real estate portfolio are generally well-diversified. As of March 31, 2026, there were three tenants that represented more than 10.0% of the Operating Partnership’s healthcare portfolio’s total annualized base rent or more than 10.0% of the Operating Partnership’s healthcare portfolio’s total leased square feet.

The following table reflects the Operating Partnership’s ten largest healthcare tenants, based on annualized base rent, as of March 31, 2026.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$5,040	24.0%	$34.46
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.3%	36.26
Epiphany Dermatology, P.A.	2	36,385	4.9%	1,304	6.2%	35.85
Starling Physicians, P.C.	2	112,369	15.0%	1,291	6.1%	11.49
Surgical Hospital of Oklahoma(1)	1	33,500	4.5%	1,099	5.2%	32.79
Banner Health	1	29,350	3.9%	953	4.5%	32.46
Jordan Valley Medical Center LP	1	25,056	3.4%	901	4.3%	35.95
Community Hospitals of Indiana	1	42,187	5.6%	863	4.1%	20.46
NYU School of Medicine	1	16,920	2.3%	767	3.6%	45.35
Emerus Community Hospital	1	16,388	2.2%	747	3.6%	45.57
Total	20	546,850	73.2%	$16,172	76.9%	$29.57

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

As of March 31, 2026, the Operating Partnership was not actively marketing for sale any properties.

As of March 31, 2026 and December 31, 2025, the Operating Partnership had total debt outstanding of $273.4 million and $273.4 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, and bore interest at a weighted average interest rate of 5.15% and 4.92% per annum, respectively. The debt consists of:

(i)
a secured term loan in a maximum total principal commitment amount of $96.5 million (as amended and restated on October 30, 2025, the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time. The maturity date of the CONA Mortgage Loan is October 29, 2027, with three one-year extension options subject to the payment of certain fees and expenses and certain other conditions. The CONA Mortgage Loan had an outstanding balance of $95 million as of March 31, 2026,
(ii)
a secured term loan in a principal amount of $122.7 million (as amended on January 26, 2026, the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time. The BMO Mortgage Loan has a maturity date of September 30, 2028, with no extension options. The BMO Mortgage Loan had an outstanding balance of $122.7 million as of March 31, 2026,
(iii)
a secured term loan in the principal amount of $27.8 million (as modified on March 28, 2026, the “Parkway UL Mortgage Loan”) with Parkway Bank and Trust Company (“Parkway”). The Parkway UL Mortgage Loan has a maturity date of March 28, 2029. The Parkway UL Mortgage Loan had an outstanding balance of $27.8 million as of March 31, 2026, and
(iv)
a secured term loan in an original principal amount of $28 million (the “Parkway Storage Mortgage Loan”) with Parkway. The Parkway Storage Mortgage Loan had an outstanding balance of $28 million as of March 31, 2026, matures on April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. On April 25, 2026, the Operating Partnership entered into a loan modification that extended the maturity date of the Parkway Storage Mortgage Loan to April 25, 2029. In connection with the modification, the Operating Partnership made a principal repayment of $3.4 million using borrowings under the Credit Facility (defined below).

As of March 31, 2026 and December 31, 2025, the Operating Partnership had an outstanding balance of $9 million and $8 million, respectively, on the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”). The Credit Facility provides for loan advances in an aggregate amount not to exceed $22.5 million. The current maturity date of the Credit Facility is November 30, 2026. The daily balance of the loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Operating Partnership has the right to prepay all or any part of the loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Operating Partnership shall be available for funding future advances to the Operating Partnership.

As of March 31, 2026 and December 31, 2025, the Operating Partnership’s cash and cash equivalents balance was $6.8 million and $8.8 million, respectively.

As of March 31, 2026 and December 31, 2025, the Operating Partnership had paid all interest amounts when due, and was in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis – Operating Partnership

Comparison of the three months ended March 31, 2026 and March 31, 2025

$ in thousands	For the Three Months Ended March 31,		Change
	2026	2025	2026 vs. 2025
Net cash flows provided by operating activities	$1,243	$2,437	$(1,194)
Net cash flows used in investing activities	$(90)	$(63)	$(27)
Net cash flows used in financing activities	$(1,572)	$(2,607)	$1,035

Operating activities

The decrease in cash from operating activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the timing of tenant receipts.

Investing activities

$ in thousands	For the Three Months Ended March 31,		Change
	2026	2025	2026 vs. 2025
Capital expenditures and tenant improvements	(90)	(63)	(27)
Net cash used in investing activities	$(90)	$(63)	$(27)

The increase in cash used in investing activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in capital expenditures.

Financing activities

$ in thousands	For the Three Months Ended March 31,		Change
	2026	2025	2026 vs. 2025
Contributions	$1,027	$1,159	$(132)
Total net changes related to debt	730	—	730
Payment of offering costs	(202)	(85)	(117)
Redemptions of OP Units	(614)	(1,962)	1,348
Distributions paid	(1,809)	(1,719)	(90)
Cash paid for interest rate derivatives	(704)	—	(704)
Net cash used in financing activities	$(1,572)	$(2,607)	$1,035

The decrease in cash used in financing activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to lower redemptions and cash drawn on the Credit Facility, partially offset by cash paid for interest rate derivatives.

Distributions – Operating Partnership

A summary of the distributions accrued to unitholders, distributions paid to unitholders and cash flows provided by operations for the three months ended March 31, 2026 and 2025 is as follows:

$ in thousands	For the Three Months Ended March 31,
	2026	2025
Distributions accrued	$1,867	$1,813
Distributions paid	$1,809	$1,719
Cash flows from operations	$1,243	$2,437

For the three months ended March 31, 2026, 68.7% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period, and the remaining were funded by cash flows generated during prior periods. For the three months ended March 31, 2025, 100% of the Operating Partnership’s distributions were funded by cash flows from operations generated during the period.

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

The following tables present the property net operating income for the three months ended March 31, 2026 and 2025, prior to general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP. All 35 properties the Operating Partnership currently holds were held for the entirety of both the three months ended March 31, 2026 and 2025.

Comparison of the three months ended March 31, 2026 and March 31, 2025

	Three Months Ended March 31,
	2026	2025	Change
Rental revenue	$8,533	$8,333	$200
Other property revenue	97	62	35
Total revenues	8,630	8,395	235

Property operating expenses	1,384	1,225	159
Real estate tax expense	504	463	41
Total property operating expenses	1,888	1,688	200

Property net operating income	$6,742	$6,707	$35

General and administrative expenses	(1,611)	(1,022)	(589)
Advisor management fee	(207)	(192)	(15)
Performance participation allocation	(661)	—	(661)
Depreciation and amortization	(4,408)	(4,832)	424
Interest expense	(3,423)	(3,781)	358
Interest and other income	7	—	7
Net loss	$(3,561)	$(3,120)	$(441)

Property net operating income. During the three months ended March 31, 2026, property net operating income increased $35, total property revenues increased $235, and total property operating expenses, including real estate tax expense, increased $200.

The increase in total property revenues is primarily due to higher receipts from our cash basis tenant, scheduled rent increases and an increase in tenant recovery income, partially offset by a decrease in rent from our student housing property in 2026.

The increase in total property operating expenses is primarily due to an increase in repairs and maintenance and an increase in real estate tax expense.

General and administrative expenses. General and administrative expenses increased $589 in 2026 compared to 2025. The increase is primarily due to an increase in professional fees in connection with the amendment of one of our mortgage loans.

Advisor management fee. Advisor management fees increased $15 in 2026 compared to 2025.

Performance participation allocation. Performance participation allocation increased $661 in 2026 compared to 2025. The increase is due to the Special Limited Partner earning a performance participation allocation during the three months ended March 31, 2026 with no comparable activity during the three months ended March 31, 2025.

Depreciation and amortization. Depreciation and amortization decreased $424 in 2026 compared to 2025. The decrease is primarily due to an increase in fully amortized assets in 2026.

Interest expense. Interest expense decreased $358 in 2026 compared to 2025. The decrease is primarily due to a decrease in amortization of interest rate swaps and a decrease in loan fee amortization, partially offset by an increase in average interest rates.

Interest and other income. Interest and other income increased $7 in 2026 compared to 2025.

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

FFO and AFFO for the three months ended March 31, 2026 and 2025 are calculated as follows:

	$ in thousands	For the Three Months Ended March 31,
		2026	2025
	Net loss	$(3,561)	$(3,120)
Add:	Depreciation and amortization related to investment properties	4,408	4,832
	Funds from operations (FFO)	847	1,712

Less:	Above- and below-market rent intangible lease amortization, net	(350)	(315)
	Straight-line income, net	(170)	(78)
Add:	Amortization of deferred financing costs	271	390
	Amortization of mortgage premium/discount	10	10
	Amortization of derivatives costs	(458)	182
	Adjusted funds from operations (AFFO)	$150	$1,901

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

The following table provides a breakdown of the major components of our NAV as of March 31, 2026 (dollars and shares/units in thousands):

Components of NAV	As of March 31, 2026
Investments in real estate	$417,900
Cash and cash equivalents	6,817
Restricted cash	1,930
Other assets	6,303
Debt	(273,324)
Other liabilities (1)	(17,528)
Net asset value	$142,098
Total shares/units outstanding	5,989
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of March 31, 2026, we had accrued under GAAP $292 of distribution fees payable to the Dealer Manager related to the Class T shares and units and Class D shares and units. As of March 31, 2026, we had not sold or issued any Class S shares or units, therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of March 31, 2026 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class D Shares/Units	Class I Shares/Units	Class X-1 Shares/Units	Class A Units	Total
Net asset value	$4,491	$581	$11,007	$253	$125,766	$142,098
Number of outstanding shares/units	190	25	468	11	5,295	5,989
NAV per share/unit as of March 31, 2026	$23.5774	$23.5324	$23.5130	$23.4771	$23.7521

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the March 31, 2026 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.53%	6.32%
Self-Storage	8.17%	6.42%
Education	8.25%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.88%	1.28%	1.81%
	0.25% increase	(1.79)%	(2.31)%	(1.81)%
Exit capitalization rate (weighted average)	0.25% decrease	2.39%	1.79%	2.04%
	0.25% increase	(2.09)%	(2.56)%	(2.04)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of March 31, 2026
Equity per GAAP	$107,882
Adjustments:
Accumulated depreciation and amortization	74,604
Unrealized net real estate and debt appreciation (depreciation)	(35,258)
Straight-line rent adjustment	(5,428)
Unamortized equity-based compensation	48
Other liabilities	250
Net asset value	$142,098

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since January 1, 2025.

Record Date	Aggregate monthly gross distribution declared per share(1)
January 31, 2025	$0.1042
February 28, 2025	$0.1042
March 31, 2025	$0.1042
April 30, 2025	$0.1042
May 31, 2025	$0.1042
June 30, 2025	$0.1042
July 31, 2025	$0.1042
August 31, 2025	$0.1042
September 30, 2025	$0.1042
October 31, 2025	$0.1042
November 30, 2025	$0.1042
December 31, 2025	$0.1042
January 31, 2026	$0.1042
February 28, 2026	$0.1042
March 31, 2026	$0.1042
(1)
For Class I and Class X-1 common stock, these gross distributions declared also represent their net distributions declared.

The gross distribution declared was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see “Note 6 - Transactions with Related Parties” which is included in this Quarterly Report on Form 10-Q. As of March 31, 2026, the Company had not issued any shares of Class S or Class X-2 common stock.

The following table shows the monthly net distribution per share for shares of Class T and Class D common stock outstanding since January 1, 2025.

Record Date	Monthly net distribution declared per share of Class T common stock	Monthly net distribution declared per share of Class D common stock
January 31, 2025	$0.0867	$0.0990
February 28, 2025	$0.0884	$0.0995
March 31, 2025	$0.0869	$0.0991
April 30, 2025	$0.0875	$0.0992
May 31, 2025	$0.0870	$0.0991
June 30, 2025	$0.0876	$0.0993
July 31, 2025	$0.0873	$0.0992
August 31, 2025	$0.0872	$0.0992
September 30, 2025	$0.0879	$0.0994
October 31, 2025	$0.0874	$0.0992
November 30, 2025	$0.0879	$0.0994
December 31, 2025	$0.0874	$0.0992
January 31, 2026	$0.0875	$0.0993
February 28, 2026	$0.0891	$0.0997
March 31, 2026	$0.0873	$0.0992

Sources of Distributions to Common Stockholders

	For the Three Months Ended March 31,
	2026	2025
Distributions to Holders of Common Stock
Paid in cash	$100	$52
Reinvested in shares	68	11
Total distributions	$168	$63
Cash flows from operating activities	$—	$—

During both the three months ended March 31, 2026 and 2025, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Estimates and Policies

The Company’s and the Operating Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. The Company’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the December 31, 2025 Notes to Financial Statements which is included in our Annual Report on Form 10-K. The Operating Partnership’s significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s March 31, 2026 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and the December 31, 2025 Notes to Financial Statements included in our Annual Report on Form 10-K. The Company has identified Impairment of Investments in Unconsolidated Entities and the Operating Partnership has identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

Recent Accounting Pronouncements

For information related to the Company’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2025 Notes to Financial Statements included in our Annual Report on

Form 10-K. For information related to the Operating Partnership’s recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in the Operating Partnership’s March 31, 2026 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q and December 31, 2025 Notes to Financial Statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company and the Operating Partnership had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to “Note 9 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q and Note 13 – “Subsequent Events” which is included in the Operating Partnership’s March 31, 2026 Notes to Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

As of March 31, 2026 and December 31, 2025, the Operating Partnership had outstanding debt of $273.4 million and $273.4 million, respectively, excluding the discount on assumed mortgage loan and unamortized debt issuance costs, bearing rates ranging from 4.95% to 5.94% per annum and 2.97% to 5.97% per annum, respectively. The weighted average interest rate as of March 31, 2026 and December 31, 2025 was 5.15% per annum and 4.92% per annum, respectively, which includes the effect of interest rate swaps. As of March 31, 2026 and December 31, 2025, the weighted average years to maturity for the mortgages was 2.0 years and 1 year, respectively.

The following table sets forth the summary of the Operating Partnership’s debt, excluding unamortized debt issuance costs and discount on assumed mortgage loan (as applicable), as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$55,759	20.4%	5.87%	$55,759	20.4%	5.80%
Variable rate with swap agreements	217,655	79.6%	4.97%	156,500	57.2%	4.19%
Variable rate	—	—	—	61,155	22.4%	5.97%
Total	$273,414	100.0%		$273,414	100.0%

If interest rates on all debt which bears interest at variable rates as of March 31, 2026 increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps.

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

Derivatives

For information related to derivatives, reference is made to Note 4 – “Debt and Derivative Instruments” which is included in the Operating Partnership’s March 31, 2026 Notes to Consolidated Financial Statements included in Part II Item 5 in this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

On January 6, 2026, we issued 1,172 restricted shares of Class I common stock to Alan Feldman, one of our independent directors, with a grant date fair value of $27,125. Restricted stock issued to independent directors will generally vest one year from the date of grant and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. This issuance was consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Other than mentioned above, all sales of unregistered securities during the three months ended March 31, 2026 were previously reported in a Current Report on Form 8-K.

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

The following table presents information about the Public Offering and use of proceeds therefrom as of March 31, 2026 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Public Offering shares sold	189,090	—	24,711	365,029	578,830
Gross proceeds from primary offering	$4,534	$—	$574	$8,682	$13,790
Reinvestments of distributions	76	—	17	126	219
Total gross proceeds	4,610	—	591	8,808	14,009
Selling commissions and dealer manager fees	124	—	—	—	124
Other expenses	—	—	—	—	—
Total expenses	124	—	—	—	124
Net Public Offering proceeds (1)	$4,486	$—	$591	$8,808	$13,885

(1) Excludes Public Offering costs of $5,399 incurred by the Operating Partnership.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended March 31, 2026

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 2026	8	$23.09	8	—
February 2026	132	21.91	132	—
March 2026	3,002	23.42	3,002	—
	3,142	$22.81	3,142

(1) All repurchase requests under our SRP were satisfied.

(2) Repurchases are limited as described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Financial Statements of the Operating Partnership

Prior to May 1, 2026, we accounted for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership was not considered significant to the Operating Partnership. Effective May 1, 2026, following the contribution of capital raised as a result of the May 1, 2026 closing in our Public Offering, we determined that our investment in the Operating Partnership was significant to the Operating Partnership, as determined in accordance with GAAP. As a result, effective May 1, 2026, we consolidated the Operating Partnership and will present the results of operations thereafter on a consolidated basis. We expect to continue to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units. As such, we have included unaudited consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, as we believe these financial statements would be meaningful to investors.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Assets:
Investment properties held and used:
Land	$56,953	$56,953
Building and other improvements	381,783	381,726
Total	438,736	438,679
Less: accumulated depreciation	(59,138)	(55,596)
Net investment properties held and used	379,598	383,083
Cash and cash equivalents	6,817	8,753
Restricted cash	1,930	413
Accounts and rent receivable	5,619	5,462
Acquired lease intangible assets, net	25,177	26,121
Finance lease right-of-use asset, net	1,982	1,995
Operating lease right-of-use assets, net	3,325	3,334
Other assets	3,697	2,559
Total assets	$428,145	$431,720

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage loans payable, net	$270,883	$270,872
Credit facility payable (Note 9)	9,000	8,000
Accounts payable and accrued expenses	3,206	3,005
Finance lease liability	2,900	2,890
Operating lease liability	1,767	1,762
Distributions payable	614	624
Redemptions payable	1,875	459
Acquired lease intangible liabilities, net	26,887	27,316
Due to related parties (Note 9)	1,287	505
Other liabilities	1,844	2,073
Total liabilities	320,263	317,506

Commitments and contingencies (Note 8)

Partners’ Capital:
General Partner	—	—
Limited Partners	105,564	112,109
Accumulated other comprehensive income	2,318	2,105
Total partners’ capital	107,882	114,214
Total liabilities and partners’ capital	$428,145	$431,720

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental revenue	$8,533	$8,333
Other property revenue	97	62
Total revenues	8,630	8,395

Expenses:
Property operating expenses	1,384	1,225
Real estate tax expense	504	463
General and administrative expenses	1,611	1,022
Advisor management fee (Note 9)	207	192
Performance participation allocation (Note 9)	661	—
Depreciation and amortization	4,408	4,832
Total expenses	8,775	7,734

Other Income (Expense):
Interest expense	(3,423)	(3,781)
Interest and other income	7	—
Net loss	$(3,561)	$(3,120)

Comprehensive loss:
Net loss	$(3,561)	$(3,120)
Unrealized gain (loss) on derivatives	1,081	(300)
Reclassification adjustment for amounts included in net loss	(868)	(1,028)
Comprehensive loss	$(3,348)	$(4,448)

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited, dollar amounts in thousands)

For the Three Months Ended March 31, 2026	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2025	$—	$112,109	$2,105	$114,214

Contributions	—	1,095	—	1,095
Redemptions of OP Units	—	(2,030)	—	(2,030)
Distributions	—	(1,867)	—	(1,867)
Equity-based compensation	—	28	—	28
Offering costs	—	(210)	—	(210)
Unrealized gain on derivatives	—	—	1,081	1,081
Reclassification adjustment for amounts included in net loss	—	—	(868)	(868)
Net loss	—	(3,561)	—	(3,561)

Balance at March 31, 2026	$—	$105,564	$2,318	$107,882

For the Three Months Ended March 31, 2025	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 2024	$—	$126,805	$5,912	$132,717

Contributions	—	1,159	—	1,159
Redemptions of OP Units	—	(903)	—	(903)
Distributions	—	(1,813)	—	(1,813)
Equity-based compensation	—	31	—	31
Offering costs	—	(125)	—	(125)
Unrealized loss on derivatives	—	—	(300)	(300)
Reclassification adjustment for amounts included in net loss	—	—	(1,028)	(1,028)
Net loss	—	(3,120)	—	(3,120)

Balance at March 31, 2025	$—	$122,034	$4,584	$126,618

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,561)	$(3,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,408	4,832
Amortization of debt issuance costs and premium/discount	281	400
Amortization of acquired above- and below-market leases, net	(350)	(315)
Amortization of equity-based compensation	28	31
Amortization of finance lease right-of-use asset	13	13
Amortization of operating lease right-of-use assets	9	9
Straight-line income	(207)	(115)
Changes in assets and liabilities:
Accounts and rent receivable	50	—
Other assets	236	203
Accounts payable and accrued expenses	211	416
Due to related parties	774	93
Operating lease liability	5	4
Other liabilities	(654)	(14)
Net cash flows provided by operating activities	1,243	2,437

Cash flows from investing activities:
Capital expenditures and tenant improvements	(90)	(63)
Net cash flows used in investing activities	(90)	(63)

Cash flows from financing activities:
Contributions	1,027	1,159
Proceeds from credit facility	1,000	—
Redemptions of OP Units	(614)	(1,962)
Payment of offering costs	(202)	(85)
Distributions paid	(1,809)	(1,719)
Payment of debt issuance costs	(270)	—
Cash paid for interest rate derivatives	(704)	—
Net cash flows used in financing activities	(1,572)	(2,607)

Net decrease in cash, cash equivalents and restricted cash	(419)	(233)
Cash, cash equivalents and restricted cash, at beginning of the period	9,166	8,174
Cash, cash equivalents and restricted cash, at end of the period	$8,747	$7,941

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Three Months Ended March 31,
	2026	2025

Cash paid for interest	$3,556	$3,091

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$614	$604

Distributions reinvested	$68	$—

Redemptions payable	$1,875	$606

Accrued capital expenditures	$10	$23

Issuance of Class I OP Units for restricted share grants (Note 10)	$27	$—

See accompanying notes to consolidated financial statements.

IPC ALTERNATIVE REAL ESTATE OPERATING PARTNERSHIP, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollar amounts in thousands)

The accompanying interim financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements include all adjustments, consisting of normal recurring items, necessary for their fair statement in conformity with GAAP. Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The information included in these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of IPC Alternative Real Estate Operating Partnership, LP (the “Operating Partnership”) for the fiscal year ended December 31, 2025 included in the General Partner’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Operating Partnership, a Delaware limited partnership, was formed on June 21, 2021 and commenced operations on September 2, 2021. IPC Alternative Real Estate Income Trust, Inc. (the “General Partner”) is the sole general partner of the Operating Partnership. The General Partner elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2024. Until that time, the General Partner was subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended. As of March 31, 2026, the Operating Partnership owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties are located in 12 states. The Operating Partnership has no employees.

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

On September 28, 2023, the General Partner’s registration statement (the “Registration Statement”) on Form S-11 to register up to $1,250,000 in shares of common stock under a blind pool offering was declared effective by the SEC. On August 28, 2025, the General Partner commenced a private offering for up to $500,000 in certain shares of common stock. The General Partner contributes the proceeds from the offerings to the Operating Partnership. As of March 31, 2026, the Operating Partnership had 5,989,020 Operating Partnership Units (“OP Units”) outstanding, comprised of 190,469 Class T OP Units, 24,711 Class D OP Units, 5,294,945 Class A OP Units, 468,126 Class I OP Units and 10,769 Class X-1 OP Units. The General Partner held 186,088 of the Class T OP Units, 24,711 of the Class D OP Units, 376,414 of the Class I OP Units and 10,769 of the Class X-1 OP Units, representing a total 10.0% interest in the Operating Partnership as of March 31, 2026. See Note 5 – “Equity” and Note 9 – “Transactions with Related Parties” for further information. Effective May 1, 2026, following the contribution of capital raised as a result of the May 1, 2026 closing in the General Partner’s offering, the General Partner determined that its investment in the Operating Partnership was significant to the Operating Partnership, as determined in accordance with GAAP. As a result, effective May 1, 2026, the General Partner consolidated the Operating Partnership and will present its results of operations thereafter on a consolidated basis.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Operating Partnership’s audited consolidated financial statements for the fiscal year ended December 31, 2025 included in the General Partner’s Annual Report on Form 10-K filed with the SEC on March 18, 2026, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Operating Partnership’s significant accounting policies during the three months ended March 31, 2026.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Operating Partnership’s consolidated balance sheets to such amounts shown on the Operating Partnership’s consolidated statements of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$6,817	$7,568
Restricted cash	1,930	373
Total cash, cash equivalents, and restricted cash	$8,747	$7,941

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

NOTE 3 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Operating Partnership’s identified intangible assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$44,066	$44,066
Acquired above-market lease value	3,204	3,204
Accumulated amortization	(22,093)	(21,149)
Acquired lease intangible assets, net	$25,177	$26,121
Intangible liabilities:
Acquired below-market lease value	$(34,740)	$(34,740)
Accumulated amortization	7,853	7,424
Acquired lease intangible liabilities, net	$(26,887)	$(27,316)

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

The following table summarizes the Operating Partnership’s ground lease intangibles as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Acquired below-market ground lease intangibles, operating leases	$1,813	$1,813
Accumulated amortization	(82)	(78)
Acquired below-market ground lease intangibles, net	$1,731	$1,735

Acquired above-market ground lease intangibles, finance lease	$(500)	$(500)
Accumulated amortization	30	29
Acquired above-market ground lease intangibles, net	$(470)	$(471)

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and, above-/below-market lease values is summarized below:

	Three Months Ended March 31,
	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$865	$1,325
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$(1)	$(1)
Below-market ground leases, operating leases	4	4
Net property operating expense increase	$3	$3
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$(79)	$(113)
Acquired below-market leases	429	428
Net rental revenue increase	$350	$315

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2026 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2026 (remainder of the year)	$2,598	$236	$(1,285)	$(4)	$14
2027	3,465	314	(1,713)	(6)	18
2028	3,362	312	(1,713)	(6)	18
2029	3,206	302	(1,713)	(6)	18
2030	2,849	257	(1,646)	(6)	18
Thereafter	8,001	275	(18,817)	(442)	1,645
Total	$23,481	$1,696	$(26,887)	$(470)	$1,731

NOTE 4 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2026 and December 31, 2025, the Operating Partnership had the following mortgage loans payable:

	March 31, 2026		December 31, 2025
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
CONA Mortgage Loan (maturity date October 29, 2027)
Variable rate with swap agreements	$95,000	4.99%	$95,000	4.99%
BMO Mortgage Loan (maturity date September 30, 2028)
Variable rate with swap agreements	122,655	4.95%	61,500	2.97%
Variable rate	—	—	61,155	5.97%
Parkway UL Mortgage Loan (maturity date March 28, 2029)	27,759	5.94%	27,759	5.80%
Parkway Storage Mortgage Loan (maturity date April 25, 2026)	28,000	5.80%	28,000	5.80%
Total debt before discount and debt issuance costs including impact of interest rate swaps	273,414		273,414
Less: Unamortized discount on assumed mortgage loan	(116)		(126)
Less: Unamortized debt issuance costs	(2,415)		(2,416)
Total mortgage loans payable, net	$270,883		$270,872

The Operating Partnership’s indebtedness bore interest at a weighted average interest rate of 5.15% and 4.92% per annum as of March 31, 2026 and December 31, 2025, respectively, which includes the effects of interest rate swaps. The Operating Partnership estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Operating Partnership’s lenders using Level 3 inputs. The carrying value of the Operating Partnership’s debt excluding the discount on assumed mortgage loan and unamortized debt issuance costs was $273,414 and $273,414 as of March 31, 2026 and December 31, 2025, respectively, and its estimated fair value was $273,324 and $273,378 as of March 31, 2026 and December 31, 2025, respectively.

The discount on assumed mortgage loan is amortized over the remaining term of the underlying debt as a reduction to the interest expense.

As of March 31, 2026, maturities of the Operating Partnership’s debt were as follows:

March 31, 2026
Maturities by Year:	Maturities of Mortgage Loans
2026 (remainder of the year)	$28,000
2027	95,000
2028	122,655
2029	27,759
2030	—
Thereafter	—
Total	$273,414

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

As of March 31, 2026, the Operating Partnership had $95,000 outstanding under the CONA Mortgage Loan. Advances made under the CONA Mortgage Loan are interest only. Advances made under the CONA Mortgage Loan accrue interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 1.95%. The CONA Mortgage Loan matures on October 29, 2027, and the Operating Partnership has the option to extend the maturity date for three additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

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

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Operating Partnership's covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of March 31, 2026, the Operating Partnership was in compliance with all financial covenants related to the CONA Mortgage Loan.

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

As of March 31, 2026, the Operating Partnership had $122,655 outstanding under the BMO Mortgage Loan. Advances made under the BMO Mortgage Loan are interest only. Advances made under the BMO Mortgage Loan accrue interest at (i) the applicable Term SOFR plus (ii) 2.10%.

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

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Operating Partnership’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of March 31, 2026, the Operating Partnership was in compliance with all financial covenants related to the BMO Mortgage Loan.

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

As of March 31, 2026, the Operating Partnership had $27,759 outstanding under the Parkway UL Mortgage Loan. The Parkway UL Mortgage Loan bore interest at a fixed rate equal to 3.60% per annum until April 25, 2023 and at a fixed rate equal to 3.80% per annum thereafter. The Parkway UL Mortgage Loan required interest-only payments through April 26, 2023 and monthly payments of principal and interest thereafter. The initial maturity date of the Parkway UL Mortgage Loan was October 26, 2024. As extended pursuant to the amendment to the Parkway UL Mortgage Loan, the maturity date of the Parkway UL Mortgage Loan was March 28, 2026, the interest rate was equal to 5.80% per annum, and the Operating Partnership had the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. On March 28, 2026, the Operating Partnership entered into a loan modification that extended the maturity date of the Parkway UL Mortgage Loan through March 28, 2029. Upon modification, the interest rate was updated to 5.94% per annum.

The Parkway UL Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway UL Mortgage Loan become due. The Parkway UL Mortgage Loan is collateralized by the underlying property.

Parkway Storage Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage Mortgage Loan”). As of March 31, 2026, the Operating Partnership had $28,000 outstanding under the Parkway Storage Mortgage Loan. The Parkway Storage Mortgage Loan bears interest at a rate equal to 5.80% per annum. The Parkway Storage Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due. The maturity date of the Parkway Storage Mortgage Loan is April 25, 2026, and the Operating Partnership has the option to extend the maturity date for an additional three-year period subject to the payment of an extension fee, certain costs and expenses and certain other conditions. Upon extension, the interest rate will be equal to the lesser of (a) 6.25% or (b) the 3-year U.S. Treasury Rate in effect on April 25, 2026 plus 2.00%. On April 25, 2026, the Operating Partnership entered into a loan modification that extended the maturity date of the Parkway Storage Mortgage Loan to April 25, 2029, with the fixed interest rate of 5.80% per annum remaining unchanged. In connection with the modification, the Operating Partnership made a principal repayment of $3,365.

The Parkway Storage Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway Storage Mortgage Loan become due. The Parkway Storage Mortgage Loan is collateralized by the Storage Properties.

Interest Rate Swap Agreements

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

All of the Operating Partnership’s interest rate swap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Operating Partnership’s interest rate swap contracts outstanding as of March 31, 2026:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at March 31, 2026 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	October 27, 2025	November 3, 2025	September 28, 2028	1-month Term SOFR	3.04%	95,000	1,141
BMO Mortgage Loan swap	January 27, 2026	January 2, 2026	September 30, 2028	1-month Term SOFR	2.85%	122,655	2,033
						$217,655	$3,174
(a)
As of March 31, 2026, the 1-month Term SOFR was 3.66%.
(b)
The fair value of interest rate swap agreements is included within other assets in the consolidated balance sheet.

The following table summarizes the Operating Partnership’s interest rate swap contracts outstanding as of December 31, 2025:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at December 31, 2025 (b)
Assets
Interest rate swap agreements
BMO Mortgage Loan swap	August 12, 2022	August 1, 2022	September 30, 2026	1-month Term SOFR	0.87%	61,500	1,188
CONA Mortgage Loan swap	October 27, 2025	November 3, 2025	September 28, 2028	1-month Term SOFR	3.04%	95,000	612
						$156,500	$1,800
(a)
As of December 31, 2025, the 1-month Term SOFR was 3.69%.
(b)
The fair value of interest rate swap agreements is included within other assets in the consolidated balance sheet.

The table below presents the effect of the Operating Partnership’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships:	2026	2025
Effective portion of derivatives	$1,081	$(300)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(868)	$(1,028)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $3,423 and $3,781 for the three months ended March 31, 2026 and 2025, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $2,038.

NOTE 5 – EQUITY

The Operating Partnership’s capital includes general and limited partnership interests in the Operating Partnership referred to as General Partner’s capital and Limited Partners’ capital, respectively, in the accompanying consolidated statements of partners’ capital. The General Partner and the Limited Partners are collectively referred to as Partners. Partnership interests in the Operating Partnership, other than the Special Limited Partner (as defined in Note 9) interest and General Partner interest, are currently divided into seven classes of units: (a) Class T OP Units; (b) Class S OP Units; (c) Class D OP Units; (d) Class I OP Units; (e) Class X-1 OP Units; (f) Class X-2 OP Units and (g) Class A OP Units. In general, the Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, Class X-1 OP Units and Class X-2 OP Units issued to the General Partner are intended to correspond on a one-for-one basis with the General Partner’s Class T shares, Class S shares, Class D shares, Class I shares, Class X-1 shares and Class X-2 shares. Similarly, Class A OP Units issued to the General Partner are intended to correspond on a one-for-one basis with the General Partner’s Class A shares if the General Partner issues Class A shares in connection with a Class A OP Unit redemption request. When the General Partner receives proceeds from the sale of shares of its common stock, the General Partner contributes such proceeds to the Operating Partnership and receives OP Units that correspond to the classes of the shares sold in the offering. Additionally, the Operating Partnership may issue any of these classes of OP Units to its Limited Partners. See Note 9 – “Transactions with Related Parties” for further information on management fees and performance participation allocation for each of the classes of OP Units.

As of March 31, 2026, there were 186,088 Class T OP Units, 24,711 Class D OP Units, 376,414 Class I OP Units and 10,769 Class X-1 OP Units issued to the General Partner. As of March 31, 2025, there were 41,317 Class T OP Units, 5,190 Class D OP Units and 214,995 Class I OP Units issued to the General Partner. As of both March 31, 2026 and 2025, there were no General Partner interests issued to the General Partner.

Pursuant to the Fourth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated August 28, 2025 (as may be amended or restated from time to time, the “Limited Partnership Agreement”), OP unitholders may request redemption of all or a portion of their units after holding those units for at least two years (or such shorter period as consented to by the General Partner in its sole discretion). The General Partner has discretion to accept or reject redemption requests and whether accepted redemptions will be redeemed for cash or shares in the General Partner.

Unit Activity

The following tables detail the change in the Operating Partnership’s units for the three months ended March 31, 2026 and 2025:

For the Three Months Ended March 31, 2026	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (1)	Class D OP Units (1)	Class I OP Units (1)	Class X-1 OP Units (1)
Beginning balance	—	5,377,699	180,409	24,491	439,471	4,298
Issuance of units	—	—	13,062	220	28,795	6,471
Redemptions	—	(82,754)	(3,002)	—	(140)	—
Ending balance	—	5,294,945	190,469	24,711	468,126	10,769

For the Three Months Ended March 31, 2025	General Partner Interests	Limited Partner Interests
		Class A OP Units	Class T OP Units (2)	Class D OP Units (2)	Class I OP Units (2)
Beginning balance	—	5,499,623	25,556	2,266	281,978
Issuance of units	—	—	20,142	2,924	24,728
Redemptions	—	(36,904)	—	—	—
Ending balance	—	5,462,719	45,698	5,190	306,706

(1) As of March 31, 2026, 97.7% of the Class T OP Units, 100.0% of the Class D OP Units, 80.4% of the Class I OP Units and 100.0% of the Class X-1 OP Units were held by the General Partner.

(2) As of March 31, 2025, 90.4% of the Class T OP Units, 100% of the Class D OP Units and 70.1% of the Class I OP Units were held by the General Partner.

NOTE 6 – DISTRIBUTIONS

Partners are entitled, based on their respective partnership interests, to monthly cash distributions payable by the Operating Partnership. The General Partner, in its sole discretion, determines the timing and amount of any distributions to the Partners. Such cash flow, if available, will be distributed on a monthly basis.

The table below presents the distributions paid and accrued to Partners for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Distributions paid	$1,809	$1,719
Distributions accrued	$1,867	$1,813

NOTE 7 –LEASES

Rental Revenue as a Lessor

The Operating Partnership leases its 30 medical outpatient properties, four self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Operating Partnership’s medical outpatient leases, as of March 31, 2026, range from 1.9 years to 14.8 years. The leases for self-storage units generally are on a month-to-month basis. The lease terms for the Operating Partnership’s student housing leases generally approximate one year.

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

Rental revenue related to the Operating Partnership’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Rental revenue - fixed payments	$7,395	$7,297
Rental revenue - variable payments (a)	788	721
Amortization of acquired above- and below-market leases, net	350	315
Rental revenue	$8,533	$8,333

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Operating Partnership’s operating leases as of March 31, 2026 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties and the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2026 (remainder of the year)	$15,029
2027	20,427
2028	19,919
2029	19,413
2030	18,577
Thereafter	74,746
Total	$168,111

Concentration of Credit Risk

Revenue Concentration

The table below shows the Operating Partnership’s revenue concentration from tenants as a percentage of the Operating Partnership’s total revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Tenant	2026	2025
Ironwood Physicians, P.C.	16%	16%
Memorial Hermann Health System	12%	11%

Geographic Concentration

As of both March 31, 2026 and December 31, 2025, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Operating Partnership’s total rentable square feet of medical outpatient properties.

As of both March 31, 2026, and December 31, 2025, Alabama and Georgia represented approximately 61% and 39%, respectively, of the Operating Partnership’s total rentable square feet of self-storage properties.

Lease Expense as a Lessee

The below table shows the remaining lease term, including extensions, as of March 31, 2026, for the leases where the Operating Partnership is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	66
Jordan Valley Medical Center	134
Saint Elizabeth Medical Center	82

For the three months ended March 31, 2026 and 2025, total rent expense was $79 and $79, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating cash flows - operating leases	$17	$17
Operating cash flows - finance leases	$26	$26

For the three months ended March 31, 2026 and 2025, total finance lease cost was comprised as follows:

	Three Months Ended March 31,
	2026	2025
Amortization of finance lease right-of-use asset	$13	$13
Interest on finance lease liability	36	36
Total finance lease cost	$49	$49

The table below shows the Operating Partnership’s finance lease right-of-use asset, net of amortization as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Finance lease right-of-use asset, gross	$2,230	$2,230
Accumulated amortization	(248)	(235)
Finance lease right-of-use asset, net of amortization	$1,982	$1,995

Lease payments for the ground leases as of March 31, 2026 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2026 (remainder of the year)	$50	$79
2027	67	121
2028	70	121
2029	73	121
2030	73	121
Thereafter	6,612	16,460
Total undiscounted lease payments	$6,945	$17,023
Less: Amount representing interest	(5,178)	(14,123)
Present value of lease liability	$1,767	$2,900

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Operating Partnership may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of both March 31, 2026 and December 31, 2025, the Operating Partnership was not subject to any material litigation or aware of any pending or threatened material litigation.

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

NOTE 9 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three months ended March 31, 2026 and 2025. Certain compensation and fees payable to the Advisor for services provided to the Operating Partnership are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2026	2025	March 31, 2026	December 31, 2025
General and administrative reimbursements	(a)	$251	$240	$234	$121
Interest expense	(b)	$106	$106	$33	$29
Offering costs	(c)	$10	$20	$272	$264

Property management fees		$185	$170	$15	$20
Property operating expenses		126	120	2	3
Total property management related costs	(d)	$311	$290	$17	$23

Advisor management fee	(e)	$207	$192	$70	$68

Performance participation allocation		$661	$—	$661	$—

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

Performance Participation Allocation

The Operating Partnership is governed by the Limited Partnership Agreement. On August 24, 2023, the General Partner admitted IPC REIT Special Limited Partner, LP (the “Special Limited Partner”), an affiliate, as a limited partner of the Operating Partnership and the Special Limited Partner contributed $10 for a performance participation interest in the Operating Partnership. The Special Limited Partner’s performance participation interest in the Operating Partnership entitles the Special Limited Partner to receive an allocation of “Total Return,” “Class X-1 Total Return” and “Class A Total Return.”

“Total Return” is defined as distributions paid or accrued on OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units) plus the change in the NAV of such OP Units (excluding Class X-1 OP Units, Class X-2 OP Units and Class A OP Units), adjusted for subscriptions and repurchases. Under the Limited Partnership Agreement, the annual Total Return will be allocated solely to the Special Limited Partner only after the Class T OP Unit, Class S OP Unit, Class D OP Unit and Class I OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Total Return.

“Class X-1 Total Return” is defined as distributions paid or accrued on Class X-1 OP Units plus the change in NAV of such Class X-1 OP Units, adjusted for subscriptions and repurchases. Under the Limited Partnership Agreement, the annual Class X-1 Total Return will be allocated solely to the Special Limited Partner only after the Class X-1 OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class X-1 OP Unit holders is equal to 10.0% and 90.0%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 10.0% of the annual Class X-1 Total Return.

“Class A Total Return” is defined as distributions paid or accrued on Class A OP Units plus the change in the NAV of such Class A OP Units, adjusted for subscriptions and repurchases. Under the Limited Partnership Agreement, the annual Class A Total Return will be allocated solely to the Special Limited Partner only after the Class A OP Unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other such Class A OP Unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual Class A Total Return.

The Special Limited Partner is not entitled to a performance participation allocation with respect to Class X-2 OP Units. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return, Class X-1 Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. As of March 31, 2026 and 2025, the Special Limited Partner had accrued a performance participation allocation of $661 and $0, respectively.

Related Party Line of Credit

On October 27, 2023, the Operating Partnership entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (together with the Credit Agreement, the “Credit Facility”) with IPC, as lender.

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

As of March 31, 2026 and December 31, 2025, the Operating Partnership had an outstanding balance of $9,000 and $8,000, respectively, on the Credit Facility.

Class A OP Units held by Affiliates

As of both March 31, 2026 and December 31, 2025, 75,484 Class A OP Units, which represents 1.43% and 1.40%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

DST Program

IPC maintains a program, which commenced on June 27, 2024 (the “DST Program”), through which it sponsors a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) of beneficial interests in specific DSTs owning one or more real properties. The DST Program is designed for, but not limited to, prospective investors seeking to defer the recognition of gain on the sale of other real property under Section 1031 of the Internal Revenue Code. In connection with the DST Program, the Operating Partnership, each DST, and each DST investor enter into an option agreement pursuant to which the Operating Partnership will be granted the option (the “FMV Option”), but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require such DST investor to exchange his, her or its DST interest for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

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

Other assets

As of March 31, 2026 and December 31, 2025, other assets includes $1 and $1, respectively, of prepaid expenses to Devon.

NOTE 10 – EQUITY-BASED COMPENSATION

The following table details the Class I OP Units issued by the Operating Partnership to the General Partner as a result of the restricted share grants by the General Partner to its independent directors at each grant date as of March 31, 2026 with a vesting date after January 1, 2025.

Grant Date	Class of OP Units granted	Total number of units granted	Vesting Date
3/19/2024	Class I	2,387	3/19/2025
8/1/2024	Class I	3,335	8/1/2025
8/1/2025	Class I	3,548	8/1/2026
1/6/2026	Class I	1,172	1/6/2027

Compensation expense associated with such units is recognized by the Operating Partnership over a one-year period from the date of the grant. Compensation expense associated with such units issued to the General Partner was $28 and $31 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the General Partner had $48 of unrecognized compensation expense related to such units, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to such units will be recognized is 0.5 years.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Operating Partnership’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2026
Interest rate swap agreements - Other assets	$—	$3,174	$—	$3,174
December 31, 2025
Interest rate swap agreements - Other assets	$—	$1,800	$—	$1,800

The fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Operating Partnership also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements which utilize Level 3 inputs, such as estimates of current credit spreads. The Operating Partnership has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative interest rate swap agreements and therefore has classified these in Level 2 of the hierarchy.

NOTE 12 – SEGMENT REPORTING

As of March 31, 2026, the Operating Partnership operates in three reportable segments: Healthcare, Self-Storage and Education. The Operating Partnership assesses performance and makes operational decisions based on the performance of each segment individually. Factors used to determine the Operating Partnership’s reportable segments include the physical and economic characteristics of the properties and the related operating activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies for the Operating Partnership. The chief operating decision maker (“CODM”) relies on segment net operating income to make decisions about allocating resources and assessing segment performance. Segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Operating Partnership defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment. The significant segment expenses provided to the CODM are property operating expenses and the real estate tax expense, which are both disclosed in the tables below. The Operating Partnership’s CODM is the Chief Executive Officer of the General Partner.

The following table details the total assets by reportable segment as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Healthcare	$349,324	$350,162
Self-Storage	38,864	39,132
Education	32,921	33,368
Corporate and other	7,036	9,058
Total assets	$428,145	$431,720

The following table details the financial results by reportable segment for the three months ended March 31, 2026:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$6,466	$832	$1,235	$8,533
Other property revenue	—	97	—	97
Total revenues	6,466	929	1,235	8,630

Expenses:
Property operating expenses	539	300	545	1,384
Real estate tax expense	284	104	116	504
Total expenses	823	404	661	1,888

Segment net operating income	$5,643	$525	$574	$6,742

Depreciation and amortization	$(3,703)	$(309)	$(396)	$(4,408)

General and administrative expenses				$(1,611)
Advisor management fee				(207)
Performance participation allocation				(661)
Interest expense				(3,423)
Interest and other income				7
Net loss				$(3,561)

The following table details the financial results by reportable segment for the three months ended March 31, 2025:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$6,052	$842	$1,439	$8,333
Other property revenue	—	62	—	62
Total revenues	6,052	904	1,439	8,395

Expenses:
Property operating expenses	451	302	472	1,225
Real estate tax expense	282	81	100	463
Total expenses	733	383	572	1,688

Segment net operating income	$5,319	$521	$867	$6,707

Depreciation and amortization	$(4,162)	$(302)	$(368)	$(4,832)

General and administrative expenses				$(1,022)
Advisor management fee				(192)
Interest expense				(3,781)
Net loss				$(3,120)

NOTE 13 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Operating Partnership has evaluated events that occurred through May 13, 2026, which is the date of issuance of these consolidated financial statements to determine whether any of these events required disclosure in the consolidated financial statements.

Parkway Storage Mortgage Loan Modification

On April 25, 2026, the Operating Partnership entered into a loan modification that extended the maturity date of the Parkway Storage Mortgage Loan to April 25, 2029, with the fixed interest rate of 5.80% per annum remaining unchanged. In connection with the modification, the Operating Partnership made a principal repayment of $3,365 using borrowings under the Credit Facility.

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

3.3

Articles of Amendment, filed August 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

3.4

Articles Supplementary, filed August 28, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.2

Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.3

Net Asset Value Calculation and Valuation Guidelines (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 20, 2024)

10.1

Fourth Amendment to Loan Agreement, by and among BMO Bank N.A., as administrative agent and lender, and MOB Cedar Park, L.L.C., MOB 5255 San Antonio, L.L.C., MOB 9157 San Antonio, L.L.C., MOB Raleigh, L.L.C., MOB 1431 Houston, L.L.C., MOB 1 New Britain, L.L.C., MOB 300 New Britain, L.L.C., MOB Oklahoma City, L.L.C., MOB Peoria, L.L.C., MOB Phoenix, L.L.C., MOB 3855 Gilbert, L.L.C., MOB 700 Chandler, L.L.C., MOB 3686 Gilbert, L.L.C., MOB Kingwood, L.L.C., MOB Garden City, L.L.C., MOB West Jordan, L.L.C., and IPCAAF MOB Portfolio II, L.L.C. as borrowers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on January 29, 2026)

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

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

/s/ Denise C. Kramer
By:	Denise C. Kramer
Chief Executive Officer (principal executive officer)
Date:	May 13, 2026

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	May 13, 2026