Form 10-Q
period 2026-06-30
IPC Alternative Real Estate Income Trust, Inc.
filed 2026-08-07
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

Yes ☐ No ☒

As of August 6, 2026, the registrant had the following shares of common stock outstanding: 159,256 shares of Class T common stock, 0 shares of Class S common stock, 31,496 shares of Class D common stock, 395,921 shares of Class I common stock, 53,239 shares of Class X-1 common stock, 0 shares of Class X-2 common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of June 30, 2026 (Consolidated)	As of December 31, 2025
ASSETS
Assets:
Investment properties held and used:
Land	$69,660	$—
Building and other improvements	317,583	—
Total	387,243	—
Less: accumulated depreciation	(2,281)	—
Net investment properties held and used	384,962	—
Cash and cash equivalents	6,065	—
Restricted cash	1,957	—
Investment in Operating Partnership	—	11,021
Distributions receivable from Operating Partnership	—	55
Receivable from Operating Partnership	—	250
Accounts and rent receivable	527	—
Acquired lease intangible assets, net	38,399	—
Finance lease right-of-use asset, net	1,602	—
Operating lease right-of-use assets, net	4,981	—
Other assets	5,464	—
Total assets	$443,957	$11,326

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$269,972	$—
Credit facility payable (Note 11)	14,000	—
Accounts payable and accrued expenses	3,385	—
Finance lease liability	1,685	—
Operating lease liability	1,059	—
Distributions payable	620	55
Redemptions payable	517	—
Acquired lease intangible liabilities, net	13,126	—
Due to related parties (Note 11)	1,475	250
Other liabilities	1,752	—
Total liabilities	307,591	305

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share (Note 7)	6	5
Additional paid-in capital	15,311	13,032
Accumulated deficit	(725)	(1,685)
Accumulated other comprehensive income (loss)	139	(331)
Total stockholders’ equity	14,731	11,021
Noncontrolling interests	121,635	—
Total equity	136,366	11,021
Total liabilities and equity	$443,957	$11,326

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026 (Consolidated)	2025	2026 (Consolidated)	2025

Revenues:
Rental revenue	$5,551	$—	$5,551	$—
Other property revenue	72	—	72	—
Total revenues	5,623	—	5,623	—

Expenses:
Property operating expenses	1,031	—	1,031	—
Real estate tax expense	314	—	314	—
General and administrative expenses	628	—	628	—
Advisor management fee (Note 11)	140	—	140	—
Performance participation allocation (Note 11)	82	—	82	—
Depreciation and amortization	4,092	—	4,092	—
Total expenses	6,287	—	6,287	—

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	(100)	(173)	(463)	(311)
Gain on consolidation of equity method investment	2,140	—	2,140	—
Interest expense	(2,702)	—	(2,702)	—
Interest and other income	8	—	8	—
Net loss	(1,318)	(173)	(1,681)	(311)
Net loss attributable to noncontrolling interests	(3,001)	—	(3,001)	—
Net income (loss) attributable to common stockholders	$1,683	$(173)	$1,320	$(311)

Net income (loss) per common share, basic	$2.67	$(0.55)	$2.18	$(1.14)
Net income (loss) per common share, diluted	$2.66	$(0.55)	$2.17	$(1.14)

Weighted average number of common shares outstanding
Basic	630,170	316,688	603,535	273,069
Diluted	633,432	316,688	606,782	273,069

Comprehensive income (loss):
Net loss	$(1,318)	$(173)	$(1,681)	$(311)
Unrealized gain on derivatives	1,313	—	1,313	—
Reclassification adjustment for amounts included in net loss	320	—	320	—
Comprehensive loss from Operating Partnership	(29)	(45)	—	(99)
Comprehensive income (loss)	286	(218)	(48)	(410)
Comprehensive loss attributable to noncontrolling interests	(1,837)	—	(1,837)	—
Comprehensive income (loss) attributable to common stockholders	$2,123	$(218)	$1,789	$(410)

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the three months ended June 30, 2026 (Consolidated)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2026	$—	$6	$14,067	$(2,220)	$(302)	$11,551	$—	$11,551
Proceeds from issuance of common stock	—	—	1,396	—	—	1,396	—	1,396
Offering costs	—	—	(174)	—	—	(174)	—	(174)
Noncontrolling interests recognized upon consolidation of equity method investment	—	—	—	—	—	—	125,135	125,135
Distribution reinvestment	—	—	74	—	—	74	—	74
Shares/units repurchased	—	—	(153)	—	—	(153)	(466)	(619)
Distributions declared	—	—	—	(188)	—	(188)	(1,113)	(1,301)
Equity-based compensation	—	—	18	—	—	18	—	18
Unrealized gain on derivatives	—	—	—	—	140	140	1,173	1,313
Reclassification adjustment for amounts included in net loss	—	—	—	—	330	330	(10)	320
Net income (loss)	—	—	—	1,683	—	1,683	(3,001)	(1,318)
Comprehensive loss from Operating Partnership	—	—	—	—	(29)	(29)	—	(29)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	83	—	—	83	(83)	—
Balance at June 30, 2026	$—	$6	$15,311	$(725)	$139	$14,731	$121,635	$136,366

	Par value
For the three months ended June 30, 2025	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2025	$—	$2	$6,366	$(673)	$(156)	$5,539
Proceeds from issuance of common stock	—	1	2,180	—	—	2,181
Offering costs	—	—	(114)	—	—	(114)
Proceeds from distribution reinvestment plan	—	—	22	—	—	22
Common stock distributions declared	—	—	—	(97)	—	(97)
Net loss	—	—	—	(173)	—	(173)
Comprehensive loss from Operating Partnership	—	—	—	—	(45)	(45)
Balance at June 30, 2025	$—	$3	$8,454	$(943)	$(201)	$7,313

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the six months ended June 30, 2026 (Consolidated)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$5	$13,032	$(1,685)	$(331)	$11,021	$—	$11,021
Proceeds from issuance of common stock	—	1	2,432	—	—	2,433	—	2,433
Offering costs	—	—	(197)	—	—	(197)	—	(197)
Noncontrolling interests recognized upon consolidation of equity method investment	—	—	—	—	—	—	125,135	125,135
Distribution reinvestment	—	—	142	—	—	142	—	142
Shares/units repurchased	—	—	(226)	—	—	(226)	(466)	(692)
Distributions declared	—	—	—	(360)	—	(360)	(1,113)	(1,473)
Equity-based compensation	—	—	45	—	—	45	—	45
Unrealized gain on derivatives	—	—	—	—	140	140	1,173	1,313
Reclassification adjustment for amounts included in net loss	—	—	—	—	330	330	(10)	320
Net income (loss)	—	—	—	1,320	—	1,320	(3,001)	(1,681)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	83	—	—	83	(83)	—
Balance at June 30, 2026	$—	$6	$15,311	$(725)	$139	$14,731	$121,635	$136,366

	Par value
For the six months ended June 30, 2025	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	$—	$2	$5,242	$(464)	$(102)	$4,678
Proceeds from issuance of common stock	—	1	3,343	—	—	3,344
Offering costs	—	—	(164)	—	—	(164)
Proceeds from distribution reinvestment plan	—	—	33	—	—	33
Common stock distributions declared	—	—	—	(168)	—	(168)
Net loss	—	—	—	(311)	—	(311)
Comprehensive loss from Operating Partnership	—	—	—	—	(99)	(99)
Balance at June 30, 2025	$—	$3	$8,454	$(943)	$(201)	$7,313

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2026 (Consolidated)	2025
Cash flows from operating activities:
Net loss	$(1,681)	$(311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,092	—
Amortization of debt discount	5	—
Amortization of acquired above- and below-market leases, net	79	—
Amortization of equity-based compensation	18	—
Amortization of finance lease right-of-use asset	12	—
Amortization of operating lease right-of-use assets	14	—
Straight-line income	(307)	—
Loss from equity method investment in Operating Partnership	463	311
Gain on consolidation of equity method investment	(2,140)	—
Changes in assets and liabilities:
Accounts and rent receivable	13	—
Other assets	(407)	—
Accounts payable and accrued expenses	328	—
Due to related parties	(55)	—
Operating lease liability	2	—
Other liabilities	268	—
Net cash flows provided by operating activities	704	—

Cash flows from investing activities:
Capital expenditures and tenant improvements	(77)	—
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	8,019	—
Investment in Operating Partnership	(1,488)	(3,305)
Proceeds from redemptions from Operating Partnership	73	—
Distributions from investment in Operating Partnership	135	119
Distributions from Operating Partnership for offering costs	12	4
Net cash flows provided by (used in) investing activities	6,674	(3,182)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,412	3,305
Proceeds from credit facility	1,000	—
Shares repurchased	(174)	—
Redemptions of noncontrolling interests	(1,145)	—
Payment of offering costs	(128)	(4)
Distributions paid to common stockholders	(208)	(119)
Distributions paid to noncontrolling interests	(1,113)	—
Net cash flows provided by financing activities	644	3,182

Net increase in cash, cash equivalents and restricted cash	8,022	—
Cash, cash equivalents and restricted cash, at beginning of the period	—	—
Cash, cash equivalents and restricted cash, at end of the period	$8,022	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Six Months Ended June 30,
	2026 (Consolidated)	2025

Cash paid for interest	$2,435	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$620	$35

Distribution reinvestment and investment in Operating Partnership	$142	$33

Redemptions payable	$517	$—

Equity-based compensation – Restricted stock issued and investment in Operating Partnership	$27	$—

Accrued distribution fee due to related party	$283	$154

Accrued capital expenditures	$23	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2026

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

NOTE 1 – ORGANIZATION

Unless the context otherwise requires, the “Company,” refers to IPC Alternative Real Estate Income Trust, Inc. and its consolidated subsidiaries.

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

The Company and the Operating Partnership are externally managed by IPC Alternative Real Estate Advisor, LLC (the “Advisor”), a Delaware limited liability company, an affiliate of Inland Real Estate Investment Corporation, a Delaware corporation (“IREIC”), pursuant to an amended and restated advisory agreement dated and effective as of August 28, 2025, among the Company, the Operating Partnership and the Advisor (as may be amended or restated from time to time, the “Advisory Agreement”).

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

On September 28, 2023, the Company’s registration statement on Form S-11 (File No. 333-272750) (the “Registration Statement”) with respect to the Company’s public offering was declared effective by the SEC. The Company has registered an offering of up to $1,250,000 in shares of common stock with the SEC, consisting of up to $1,000,000 in shares in its primary offering and up to $250,000 in shares pursuant to its distribution reinvestment plan (the “Public Offering”). The Company is offering to sell any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

On December 1, 2023, the Company had satisfied the minimum offering requirement in all states, except the State of Pennsylvania, in the Public Offering and authorized the release of proceeds from escrow, resulting in the release of approximately $2,500 to the Company as payment for such shares. On May 1, 2026, upon consolidation of the Operating Partnership, the Company satisfied the minimum offering requirement in the State of Pennsylvania.

On August 28, 2025, the Company commenced a private offering of up to $500,000 of its Class I shares, Class X-1 shares and Class X-2 shares of common stock to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Private Offering”). The purchase price per share for each class of common stock in the Private Offering will vary and will generally be the prior month’s NAV per share for such class. No upfront selling commissions, dealer manager fees or ongoing distribution fees will be paid with respect to purchases of Class I shares, Class X-1 shares and Class X-2 shares sold in the Private Offering. The Private Offering is being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions. See Note 7 - “Equity” for further information.

When the Company receives proceeds from the Public Offering and the Private Offering (collectively, the “Offerings”), the Company contributes such proceeds to the Operating Partnership and receives Operating Partnership units (“OP Units”) that correspond to the classes of the shares sold. Prior to May 1, 2026, the Company accounted for the units acquired in the Operating Partnership as an equity method investment as the Company’s investment in the Operating Partnership was not considered significant to the Operating Partnership. Effective May 1, 2026, following the contribution of capital raised as a result of the May 1, 2026 closing in the Company’s Public Offering, the Company determined that its investment in the Operating Partnership was significant to the Operating Partnership, as determined in accordance with GAAP. As a result, effective May 1, 2026, the Company consolidated the Operating Partnership through a step acquisition which has been accounted for as a business combination using the acquisition method of accounting and now presents the results of operations on a consolidated basis. See Note 3 - “Business Combination” for further information.

As of June 30, 2026, the Company owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of June 30, 2026 are located in 12 states. The Company currently operates in three reportable segments: Healthcare, Self-Storage and Education.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 18, 2026, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, except as noted below.

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, their wholly-owned subsidiaries, including a taxable REIT subsidiary, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

The Company consolidates all entities in which the Company has a controlling financial interest through majority ownership or voting rights and variable interest entities for which the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when the Company has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means.

When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. See “Equity Method Accounting” below for further detail concerning the accounting policies regarding equity method accounting.

Effective May 1, 2026, the Company determined that its investment in the Operating Partnership was significant to the Operating Partnership. The Operating Partnership meets the criteria of a VIE as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. The Company is the primary beneficiary of the Operating Partnership as the Company has the obligation to absorb losses and receive benefits, and the power to control substantially all of the activities which most significantly impact the economic performance of the Operating Partnership. As such, effective May 1, 2026, the Company consolidated the Operating Partnership.

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

Noncontrolling Interests

Noncontrolling interests represent the portion of equity that the Company does not own in those entities it consolidates. The Company identifies its noncontrolling interests separately within the equity section on the Company’s consolidated balance sheet. The amounts of consolidated net earnings attributable to the Company and to the noncontrolling interests are presented separately on the Company’s consolidated statements of operations and comprehensive income (loss). Transactions that change the Company’s ownership interest in the consolidated entities are accounted for as equity transactions. Therefore, the Company adjusts the net equity balances in the consolidated entities to reflect the changes in ownership between the Company and the noncontrolling interests. These adjustments are based on the respective ownership at the end of each period and are reflected as a reallocation between additional paid-in capital and noncontrolling interests within the consolidated statements of equity.

Acquisitions

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Business Combinations (Topic 805), an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or (ii) the acquisition does not include a substantive process in the form of an acquired workforce or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. In accordance with ASC 805-10, Business Combinations, the Company accounted for the acquisition of the Operating Partnership as a business combination using the acquisition method of accounting.

Whether an acquisition is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.

In both a business combination and an asset acquisition, the Company allocates the purchase price to tangible and identifiable intangible assets or liabilities based on their respective fair values based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions. The acquisition date is the date on which control of the acquired entity or property is obtained and transaction costs are capitalized.

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

The use of projected future cash flows is based on assumptions that are consistent with the Company’s estimates of future expectations and the strategic plan used to manage the underlying business. However, assumptions and estimates about future cash flows are complex and subjective, including comparable sales values, discount rates, capitalization rates, and market rental rates. Changes in economic and operating conditions that occur subsequent to the impairment analysis could impact these assumptions and result in future impairment charges of long-lived assets.

For the three and six months ended June 30, 2026 and 2025, there were no impairment charges.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside by lenders for real estate taxes, insurance, capital expenditures and tenant improvements on the Company’s existing properties. These amounts also include post close escrows for tenant improvements, leasing commissions, master lease, tenant security deposits, general repairs and maintenance, and are classified as restricted cash on the Company’s balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s balance sheets to such amounts shown on the Company’s statements of cash flows:

	June 30,
	2026 (Consolidated)	2025
Cash and cash equivalents	$6,065	$—
Restricted cash	1,957	—
Total cash, cash equivalents, and restricted cash	$8,022	$—

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

Real estate properties are classified as held for sale when the management concludes that a sale is likely. Criteria that may be considered in this determination include obtaining a signed purchase and sale agreement, the completion or waiving of due diligence by the buyer, and the receipt of non-refundable earnest money from the buyer.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change. Depreciation expense is computed using the straight-line method. Estimated useful lives of assets, by class of asset, are generally as follows:

Building and other improvements	15-40 years
Site improvements	5-15 years
Furniture, fixtures and equipment	3-15 years
Tenant improvements	Shorter of the life of the asset or the term of the related lease
Leasing fees	Term of the related lease

Depreciation expense was $2,280 for the three and six months ended June 30, 2026. Depreciation expense was $0 for the three and six months ended June 30, 2025.

Debt Issuance Costs

Debt issuance costs are amortized as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgage loans payable.

Offering Costs

Offering costs for the Public Offering include, but are not limited to, legal, accounting, printing and mailing fees, filing fees and certain personnel costs of the Advisor and affiliates of the Company attributable to the preparation of the Registration Statement and registration and qualification of the Company’s common stock under federal and state laws.

Fair Value Measurements

The Company has estimated fair value using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

The Company defines fair value based on the price that it believes would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

The Company’s cash equivalents, accounts receivable and payables and accrued expenses all approximate fair value due to the short term nature of these financial instruments. The Company’s financial instruments measured on a recurring basis include derivative interest rate instruments. See Note 14 – “Fair Value Measurements” for further information.

Derivatives

The Company uses derivative instruments, such as interest rate swaps and interest rate caps, primarily to manage exposure to interest rate risks inherent in variable rate debt. The Company may also enter into interest rate floor contracts, futures or forward contracts and options. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company’s interest rate caps involve the receipt of variable-rate amounts from a counterparty to the extent the cap index rate exceeds the strike rate specified in the respective interest rate cap agreement.

The Company records each derivative instrument either as an asset or a liability measured at its fair value at each reporting period. The

Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income (loss) and (ii) subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized as an adjustment to net income.

The Company has elected to apply the hedge accounting expedients in FASB ASU 2020-04, Reference Rate Reform (Topic 848) related to probability and the assessments of the effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

The Company has elected to not offset derivative assets and liabilities in its consolidated balance sheet, even when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to offset a counterparty’s rights and obligations. Derivative instruments are recorded as a component of either other assets or other liabilities on the Company’s consolidated balance sheet at fair value.

Revenue Recognition

Rental revenue is recognized based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts are, or contain leases, and therefore revenue is recognized on the lease commencement date when the leased asset has been made available for use by the lessee. At the commencement of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the appropriate lease classification under ASC 842. Generally, leases with tenants are accounted for as operating leases.

The determination of who is the owner of the tenant improvements determines the nature of the leased asset. If the Company is the owner of the tenant improvements, then the tenant improvements are capitalized and depreciated over the lesser of the life of the lease or the useful life of the tenant improvement. If the Company concludes it is not the owner of the tenant improvements (the lessee is the owner), then the tenant improvement allowances funded by the Company under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.

Rental revenue is recognized on a straight-line basis over the term of each lease. The difference between rental revenue earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rent receivable on the consolidated balance sheet.

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

Ground Leases

The Company is the lessee under long-term ground leases classified as operating or financing leases. The Company makes significant assumptions and judgments when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, in a similar economic environment, over a similar lease term. The Company utilizes a market-based approach to estimate the IBR for each individual lease.

The present value of lease payments calculated using the IBR is recorded as a lease liability and a corresponding right-of-use asset. When an acquired property is subject to a ground lease, above- and below-market terms on such ground leases are recorded as a component of the right-of-use asset.

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies guidance for hedge accounting, including grouping forecasted transactions by similar risk, hedging choose-your-rate debt, expanding eligibility for nonfinancial components, eliminating certain net written option tests, and addressing dual hedges. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-09 on the Company’s consolidated financial statements.

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

NOTE 3 – BUSINESS COMBINATION

On May 1, 2026, following the contribution of capital raised as a result of the May 1, 2026 closing in the Company’s Public Offering, the Company determined that its investment in the Operating Partnership was significant to the Operating Partnership, as determined in accordance with GAAP. As a result, effective May 1, 2026, the Company consolidated the Operating Partnership through a step acquisition accounted for using the acquisition method of accounting, in accordance with ASC 805, Business Combinations.

Prior to May 1, 2026, the Company’s investment in the Operating Partnership was accounted for under the equity method of accounting. As a result of the consolidation, the Company measured and recognized 100% of the identifiable assets acquired, the liabilities assumed and any noncontrolling interests of the Operating Partnership, at fair value and recognized a $2,140 gain, which is net of accumulated other comprehensive income reversal of $275, on change in control representing the difference between the carrying value and fair value of its existing equity method interest immediately before consolidation of the Operating Partnership, which is presented in the Company’s consolidated statements of operations and comprehensive income (loss) as gain on consolidation of equity method investment.

The purchase price for the Operating Partnership was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The following table summarizes the purchase price allocation for the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value of the noncontrolling interests in the Operating Partnership as of the acquisition date.

May 1, 2026
Fair value of previously held equity method investment (1)	$14,307
Fair value of noncontrolling interests (2)	125,135
Total purchase price	$139,442

Assets acquired:
Land	$69,660
Building and improvements	317,505
Cash and cash equivalents	6,081
Restricted cash	1,938
Accounts and rents receivable	235
Acquired lease intangible assets	40,383
Finance lease right-of-use asset	1,614
Operating lease right-of-use assets	4,994
Other assets	4,004
Total assets acquired	446,414

Liabilities assumed:
Mortgage loans payable	269,966
Credit facility payable	13,000
Accounts payable and accrued expenses	3,062
Finance lease liability	1,680
Operating lease liability	1,057
Distributions payable	618
Redemptions payable	1,150
Acquired lease intangible liabilities	13,219
Due to related parties	1,486
Other liabilities	1,734
Total liabilities assumed	306,972

Total purchase price	$139,442
(1)
Calculated based on the NAV per share as of April 30, 2026.
(2)
Calculated based on the NAV per unit as of April 30, 2026.

NOTE 4 – Investment in OPERATING PARTNERSHIP

The Company did not have any equity method investments as of June 30, 2026. As described in Note 1 and Note 3, the Company’s investment in the Operating Partnership was accounted for as an equity method investment prior to May 1, 2026.

The following table details the Company’s contributions to the Operating Partnership during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026 (1)	2025	2026 (1)(2)	2025
Amount contributed	$484	$2,179	$1,606	$3,338
Units received:
Class T	6,789	37,506	19,851	57,648
Class D	73	16,397	293	19,321
Class I	6,317	37,229	35,113	61,957
Class X-1	7,452	—	13,923	—
(1)
On May 1, 2026, the Company consolidated the Operating Partnership. The table represents contributions prior to May 1, 2026.
(2)
Includes $27 for the issuance of Class I OP Units corresponding to the restricted share grants by the Company to its independent directors during the six months ended June 30, 2026.

The Company’s investment in the Operating Partnership as of April 30, 2026 was as follows:

		Carrying Amount
	Ownership Percentage (1)	April 30, 2026 (2)
Class T OP Units	3.2%	$3,758
Class D OP Units	0.4%	454
Class I OP Units	6.4%	7,263
Class X-1 OP Units	0.3%	417
Total	10.3%	$11,892
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of April 30, 2026, the Operating Partnership had issued Class A OP Units, Class T OP Units, Class D OP Units, Class I OP Units and Class X-1 OP Units and 97.8% of the Class T OP Units, 100.0% of the Class D OP Units, 80.7% of the Class I OP Units and 100% of the Class X-1 OP Units were held by the Company.
(2)
Excludes $1,352 of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortized/accreted the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net amortization of the basis difference was $3 and $11 for the three and six months ended June 30, 2026, respectively, and is included within loss from equity method investment in Operating Partnership in the accompanying statements of operations and comprehensive income (loss).

The Company’s investment in the Operating Partnership as of December 31, 2025 was as follows:

		Carrying Amount
	Ownership Percentage (1)	December 31, 2025 (2)
Class T OP Units	2.9%	$3,587
Class D OP Units	0.4%	472
Class I OP Units	5.8%	6,863
Class X-1 OP Units	0.1%	99
Total	9.2%	$11,021
(1)
Represents OP Units held by the Company as a percentage of total OP Units outstanding at the Operating Partnership. As of December 31, 2025, the Operating Partnership had issued Class A OP Units, Class T OP Units, Class D OP Units, Class I OP Units and Class X-1 OP Units, and 97.6% of the Class T OP Units, 100% of the Class D OP Units, 79.1% of the Class I OP Units and 100% of the Class X-1 OP Units were held by the Company.
(2)
Excludes $1,022 of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortized/accreted the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net amortization of the basis difference was $11 for the year ended December 31, 2025.

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026 (1)	2025	2026 (1)	2025
IPC Alternative Real Estate Operating Partnership, LP	$(100)	$(173)	$(463)	$(311)
(1)
On May 1, 2026, the Company consolidated the Operating Partnership. The table represents the results of operations prior to May 1, 2026.

The following table provides the summarized balance sheet of the Operating Partnership as of April 30, 2026 and December 31, 2025:

	April 30, 2026	December 31, 2025
Total assets	$426,383	$431,720
Total liabilities	$320,063	$317,506
Total partners’ capital	$106,320	$114,214

The following table provides the summarized income statement of the Operating Partnership for the period from April 1, 2026 to April 30, 2026 and for the period from January 1, 2026 to April 30, 2026.

	Period from April 1, 2026 to April 30, 2026	Period from January 1, 2026 to April 30, 2026
Total revenues	$2,890	$11,520
Net loss	$(870)	$(4,431)

The following table provides the summarized income statement of the Operating Partnership for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenues	$8,450	$16,845
Net loss	$(2,898)	$(6,018)

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$33,155	$—
Acquired above-market lease value	7,228	—
Accumulated amortization	(1,984)	—
Acquired lease intangible assets, net	$38,399	$—
Intangible liabilities:
Acquired below-market lease value	$(13,219)	$—
Accumulated amortization	93	—
Acquired lease intangible liabilities, net	$(13,126)	$—

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

The following table summarizes the Company’s ground lease intangibles as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Acquired below-market ground lease intangibles, operating leases	$3,938	$—
Accumulated amortization	(10)	—
Acquired below-market ground lease intangibles, net	$3,928	$—

Acquired above-market ground lease intangibles, finance lease	$66	$—
Accumulated amortization	—	—
Acquired above-market ground lease intangibles, net	$66	$—

Acquired below-market ground lease intangibles, net are included within operating lease right-of-use assets, net and acquired above-market ground lease intangibles, net are included within finance lease right-of-use asset, net in the consolidated balance sheet. The portion of the purchase price allocated to above- and below-market ground lease intangibles is amortized on a straight-line basis over the term of the related lease as an adjustment to property operating expenses.

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and above-/below-market lease values is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,812	$—	$1,812	$—
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$—	$—	$—	$—
Below-market ground leases, operating leases	10	—	10	—
Net property operating expense increase	$10	$—	$10	$—
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$(172)	$—	$(172)	$—
Acquired below-market leases	93	—	93	—
Net rental revenue reduction	$(79)	$—	$(79)	$—

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2026 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2026 (remainder of the year)	4,353	517	(280)	(1)	29
2027	4,381	1,033	(560)	(1)	57
2028	3,762	975	(552)	(1)	57
2029	3,341	955	(539)	(1)	57
2030	2,981	893	(539)	(1)	57
Thereafter	12,525	2,683	(10,656)	(61)	3,671
Total	$31,343	$7,056	$(13,126)	$(66)	$3,928

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2026 and December 31, 2025, the Company had the following mortgage loans payable:

	June 30, 2026		December 31, 2025
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
CONA Mortgage Loan (maturity date October 29, 2027)
Variable rate with swap agreements	$95,000	4.99%	$—	—
BMO Mortgage Loan (maturity date September 30, 2028)
Variable rate with swap agreements	122,655	4.95%	—	—
Parkway UL Mortgage Loan (maturity date March 28, 2029)	27,759	5.94%	—	—
Parkway Storage Mortgage Loan (maturity date April 25, 2029)	24,635	5.80%	—	—
Total debt before discount including impact of interest rate swaps/caps	270,049		—
Less: Unamortized debt discount	(77)		—
Total mortgage loans payable, net	$269,972		$—

The Company’s indebtedness bore interest at a weighted average interest rate of 5.14% per annum as of June 30, 2026, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt discount was $270,049 and $0 as of June 30, 2026 and December 31, 2025, respectively, and its estimated fair value was $269,970 and $0 as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, maturities of the Company’s debt were as follows:

June 30, 2026
Maturities by Year:	Maturities of Mortgage Loans
2026 (remainder of the year)	$—
2027	95,000
2028	122,655
2029	52,394
2030	—
Thereafter	—
Total	$270,049

Mortgage Loans Payable

CONA Mortgage Loan

On October 30, 2025, the Operating Partnership, through certain subsidiaries as borrowers, entered into an amended and restated loan agreement (the “CONA Loan Agreement”) with Capital One, National Association and Associated Bank, National Association, as lenders (collectively, the “CONA Lender”) and Capital One, National Association as administrative agent, for an aggregate principal amount of $95,000 (the “CONA Mortgage Loan”). The CONA Loan Agreement amended and restated the prior loan agreement by and among the borrower, the CONA Lender and Capital One, National Association as administrative agent dated September 29, 2021, as amended by those certain amendments dated August 1, 2022 and October 31, 2023 (collectively, the “Prior CONA Loan Agreement”).

The CONA Mortgage Loan is collateralized by all the respective real and personal property owned by the Company under the CONA Loan Agreement.

As of June 30, 2026, the Company had $95,000 outstanding under the CONA Mortgage Loan. The CONA Mortgage Loan requires interest only payments. The principal balance of the CONA Mortgage Loan accrues interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 1.95%. The CONA Mortgage Loan matures on October 29, 2027, and the Company has the option to extend the maturity date for three additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

IREIC, the Company’s sponsor, has guaranteed (1) any losses that the administrative agent and lenders may incur as a result of the occurrence of certain bad acts of the Company and (2) the repayment of the CONA Mortgage Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Company, IREIC and Inland Private Capital Corporation (“IPC”), an affiliate of IREIC, have agreed to indemnify the lenders against certain environmental liabilities.

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Company’s covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of June 30, 2026, the Company was in compliance with all financial covenants related to the CONA Mortgage Loan.

BMO Mortgage Loan

On September 30, 2021, the Operating Partnership, through certain subsidiaries as borrowers, entered into a loan agreement (the “BMO Loan Agreement”) with BMO Harris Bank N.A. (“BMO”), individually and as administrative agent, and other lenders from time to time parties to the BMO Loan Agreement (the “BMO Mortgage Loan”). The BMO Loan Agreement was amended on January 26, 2026 (the “BMO Loan Amendment”). The BMO Loan Amendment extended the maturity date of the BMO Mortgage Loan by 24 months from September 30, 2026 (subject to two one-year extensions) to September 30, 2028 and removed any further extension options.

The BMO Mortgage Loan is collateralized by all the respective properties, rights, interests, and privileges from time to time subject to the liens granted to BMO for the benefit of the lenders, or any security trustee therefor, by the collateral documents.

As of June 30, 2026, the Company had $122,655 outstanding under the BMO Mortgage Loan. The BMO Mortgage Loan requires interest only payments. The principal balance of the BMO Mortgage Loan accrues interest at (i) the applicable Term SOFR plus (ii) 2.10%.

IPC has guaranteed (1) any losses that the administrative agent and lenders may incur as a result of the occurrence of certain bad acts of the Company and (2) the repayment of the BMO Mortgage Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Company and IPC have agreed to indemnify the lenders against certain environmental liabilities.

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Company’s covenants and the failure to pay when amounts outstanding under the BMO Mortgage Loan become due. As of June 30, 2026, the Company was in compliance with all financial covenants related to the BMO Mortgage Loan.

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

As of June 30, 2026, the Company had $27,759 outstanding under the Parkway UL Mortgage Loan. On March 28, 2026, the Operating Partnership entered into a loan modification that extended the maturity date of the Parkway UL Mortgage Loan from March 28, 2026 to March 28, 2029 and modified the interest rate from 5.80% to 5.94% per annum.

The Parkway UL Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway UL Mortgage Loan become due. The Parkway UL Mortgage Loan is collateralized by the underlying property.

Parkway Storage Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage Mortgage Loan”). On April 25, 2026, the Operating Partnership entered into a loan modification that extended the maturity date of the Parkway Storage Mortgage Loan to April 25, 2029, with the fixed interest rate of 5.80% per annum remaining unchanged. In connection with the modification, the Operating Partnership made a principal repayment of $3,365. As of June 30, 2026, the Company had $24,635 outstanding under the Parkway Storage Mortgage Loan. The Parkway Storage Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due.

The Parkway Storage Mortgage Loan contains customary default provisions including the failure to pay when amounts outstanding under the Parkway Storage Mortgage Loan become due. The Parkway Storage Mortgage Loan is collateralized by four self-storage properties (the “Storage Properties”).

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix a portion of its floating SOFR-based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest rate swaps. See Note 14 – “Fair Value Measurements” for further information.

All of the Company’s interest rate swap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2026:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at June 30, 2026 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	October 27, 2025	November 3, 2025	September 28, 2028	1-month Term SOFR	3.04%	$95,000	$1,809
BMO Mortgage Loan swap	January 27, 2026	January 2, 2026	September 30, 2028	1-month Term SOFR	2.85%	122,655	2,842
						$217,655	$4,651
(a)
As of June 30, 2026, the 1-month Term SOFR was 3.65%.
(b)
The fair value of interest rate swap agreements is included within other assets in the consolidated balance sheet.

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships:	2026	2025	2026	2025
Effective portion of derivatives	$1,313	$—	$1,313	$—
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$320	$—	$320	$—

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $2,702 and $2,702 for the three and six months ended June 30, 2026, respectively. The net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $680.

NOTE 7 – EQUITY

The following table presents the number of shares of each class of the Company’s common stock authorized, issued and outstanding as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026		December 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T, $0.01 par value per share	400,000,000	201,136	400,000,000	176,028
Class S, $0.01 par value per share	400,000,000	—	400,000,000	—
Class D, $0.01 par value per share	400,000,000	31,294	400,000,000	24,491
Class I, $0.01 par value per share	400,000,000	381,633	400,000,000	347,759
Class X-1, $0.01 par value per share	200,000,000	39,479	200,000,000	4,298
Class X-2, $0.01 par value per share	200,000,000	—	200,000,000	—
Class A, $0.01 par value per share	100,000,000	—	100,000,000	—

The Company is also authorized to issue 100,000,000 shares classified as preferred stock with a par value of $0.01 per share.

On December 1, 2023, the Company had satisfied the minimum offering requirement in all states, except the State of Pennsylvania, in the Public Offering and authorized the release of proceeds from escrow, resulting in the release of net proceeds of approximately $2,500 to the Company as payment for such shares. On May 1, 2026, upon consolidation of the Operating Partnership, the Company satisfied the minimum offering requirement in the State of Pennsylvania.

The Company is not offering Class A shares in the Offerings, and the Company had no Class A shares outstanding as of June 30, 2026. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 11 – “Transactions with Related Parties” for further information.

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

There were $74 and $142 of distributions reinvested through the DRP during the three and six months ended June 30, 2026, respectively. There were $22 and $33 of distributions reinvested through the DRP during the three and six months ended June 30, 2025, respectively.

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

There were $153 and $226 repurchases through the SRP during the three and six months ended June 30, 2026, respectively. There were no repurchases through the SRP during the three and six months ended June 30, 2025.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock for the three months ended June 30, 2026 and 2025:

For the three months ended June 30, 2026	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	186,088	—	24,711	376,414	10,769	—	—
Issuance of shares	—	13,790	—	6,364	10,032	28,710	—	—
Distribution reinvestment	—	1,258	—	219	1,675	—	—	—
Shares repurchased	—	—	—	—	(6,488)	—	—	—
Ending balance	—	201,136	—	31,294	381,633	39,479	—	—

For the three months ended June 30, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	41,317	—	5,190	214,995	—
Issuance of shares	—	37,386	—	16,320	36,518	—
Distribution reinvestment	—	120	—	77	710	—
Ending balance	—	78,823	—	21,587	252,223	—

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock for the six months ended June 30, 2026 and 2025:

For the six months ended June 30, 2026	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	176,028	—	24,491	347,759	4,298	—	—
Issuance of shares	—	25,676	—	6,364	36,122	35,181	—	—
Distribution reinvestment	—	2,434	—	439	3,208	—	—	—
Issuance of restricted shares (Note 12)	—	—	—	—	1,172	—	—	—
Shares repurchased	—	(3,002)	—	—	(6,628)	—	—	—
Ending balance	—	201,136	—	31,294	381,633	39,479	—	—

For the six months ended June 30, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class A
Beginning balance	—	21,175	—	2,266	190,266	—
Issuance of shares	—	57,454	—	19,201	60,914	—
Distribution reinvestment	—	194	—	120	1,043	—
Ending balance	—	78,823	—	21,587	252,223	—

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the six months ended June 30, 2026. The gross distribution was reduced each month for Class T shares and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see Note 11 – “Transactions with Related Parties” below. As of June 30, 2026, the Company had not issued any shares of Class S or Class X-2 common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares	Class X-1 Shares
Aggregate gross distributions declared per share	$0.6252	$0.6252	$0.6252	$0.6252
Distribution fee per share	0.0988	0.0292	N/A	N/A
Net distributions declared per share	$0.5264	$0.5960	$0.6252	$0.6252

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the six months ended June 30, 2025. The gross distribution was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see Note 11 – “Transactions with Related Parties” below. As of June 30, 2025, the Company had not issued any shares of Class S common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares
Aggregate gross distributions declared per share	$0.6252	$0.6252	$0.6252
Distribution fee per share	0.1011	0.0300	N/A
Net distributions declared per share	$0.5241	$0.5952	$0.6252

NOTE 8 – NONCONTROLLING INTERESTS

As of June 30, 2026, the Operating Partnership had issued OP Units to third-party investors, representing 89.1% of limited partnership interests. The limited partnership interests of these third-party investors are reflected in noncontrolling interests on the consolidated balance sheet. The following tables summarize the number of OP Units issued and outstanding to third-party investors for the three and six months ended June 30, 2026:

Three Months Ended June 30, 2026
Balance at beginning of period	—
Noncontrolling interests recognized upon consolidation of equity method investment	5,358,257
Redemption of units from May 1, 2026 through June 30, 2026	(19,445)
Balance at end of period	5,338,812

Six Months Ended June 30, 2026
Balance at beginning of period	—
Noncontrolling interests recognized upon consolidation of equity method investment	5,358,257
Redemption of units from May 1, 2026 through June 30, 2026	(19,445)
Balance at end of period	5,338,812

Pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Company to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income attributable to common stockholders by the common shares plus common share equivalents (“Diluted EPS”). The Company’s common share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. For the three and six months ended June 30, 2026, 3,262 and 3,247 shares, respectively, were included in the computation of Diluted EPS. As a result of a net loss for both the three and six months ended June 30, 2025, no additional shares related to restricted shares were included in the computation of Diluted EPS.

NOTE 10 –LEASES

Rental Revenue as a Lessor

The Company leases its 30 medical outpatient properties, four self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Company’s medical outpatient leases, as of June 30, 2026, range from 1.7 years to 14.6 years. The leases for self-storage units generally are on a month-to-month basis. The lease terms for the Company’s student housing leases generally approximate one year.

Medical outpatient leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Self-storage units are leased to individual tenants under lease agreements, which generally are on a month-to-month basis. Student housing properties are typically leased by the bed on an individual lease liability basis and require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for certain costs, primarily the tenant’s share of utilities expenses, incurred by the Company. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As per ASC 842, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental revenue. The combined lease component and reimbursements for insurance and taxes are reported as rental revenue on the consolidated statements of operations and comprehensive income (loss).

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated statements of operations and comprehensive income (loss).

Rental revenue related to the Company’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenue - fixed payments	$5,086	$—	$5,086	$—
Rental revenue - variable payments (a)	544	—	544	—
Amortization of acquired above- and below-market leases, net	(79)	—	(79)	—
Rental revenue	$5,551	$—	$5,551	$—

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Company’s operating leases as of June 30, 2026 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties and the student housing property are generally 12 months or less and are therefore excluded from the table below.

Lease Payments
2026 (remainder of the year)	$10,044
2027	20,427
2028	19,919
2029	19,413
2030	18,577
Thereafter	74,746
Total	$163,126

Concentration of Credit Risk

Revenue Concentration

The table below shows the Company’s revenue concentration from tenants as a percentage of the Company’s total revenues for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Tenant	2026	2025	2026	2025
Ironwood Physicians, P.C.	16%	—	16%	—
Memorial Hermann Health System	12%	—	12%	—

Geographic Concentration

As of June 30, 2026, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Company’s total rentable square feet of medical outpatient properties.

As of June 30, 2026, Alabama and Georgia represented approximately 61% and 39%, respectively, of the Company’s total rentable square feet of self-storage properties.

Lease Expense as a Lessee

The Company is a lessee under three ground leases.

Phoenix Property Ground Lease

The Phoenix property ground lease, which commenced on July 7, 1993 and extends through July 6, 2092, was assumed as part of a property purchased by Arizona Healthcare DST (“Arizona DST”) on June 6, 2018. When Arizona DST assumed the lease, Arizona DST considered the lease terms and lease classification and accounted for the ground lease as an operating lease with an established lease term and payment schedule. Upon consolidation on May 1, 2026, the Company reconsidered the lease terms and accounted for the ground lease as an operating lease with an established lease term and payment schedule. As of May 1, 2026, the Company recorded an operating lease liability of $1,056 and an operating lease right-of-use asset of $4,693 on its consolidated balance sheet. The operating lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 7.67% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. The operating lease right-of-use asset included acquired below-market ground lease intangibles of $3,637.

Jordan Valley Medical Center Ground Lease

The Jordan Valley Medical Center ground lease, which commenced on October 8, 2015 and extends through October 7, 2114 with three 15-year renewal options (which the Company assumes will be exercised), was assumed as part of a property purchased by Healthcare Portfolio II DST (“Healthcare II DST”) on January 23, 2017. When Healthcare II DST assumed the lease, Healthcare II DST considered the lease terms and lease classification and accounted for the ground lease as an operating lease. The entire rent for the ground lease has been paid before the lease was assumed. Therefore no lease liability has been recorded in the consolidated financial statements. Upon consolidation on May 1, 2026, the Company reconsidered the lease terms and recorded an operating lease right-of-use asset of $301, which represents the acquired below-market ground lease intangibles.

Saint Elizabeth Medical Center Ground Lease

The Saint Elizabeth Medical Center ground lease, which commenced on January 17, 2017 and extends through December 31, 2077 with two 15-year renewal options (which the Company assumes will be exercised), was assumed as part of a property purchased by Healthcare Portfolio VII DST (“Healthcare VII DST”) on December 20, 2018. When Healthcare VII DST assumed the lease, Healthcare VII DST considered the lease terms and lease classification and accounted for the ground lease as a finance lease with an established lease term and payment schedule. Upon consolidation on May 1, 2026, the Company reconsidered the lease terms and accounted for the ground lease as a finance lease with an established lease term and payment schedule. As of May 1, 2026, the Company recorded a finance lease liability of $1,680 and a finance lease right-of-use asset of $1,614 on its consolidated balance sheet. The finance lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 8.05% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. The finance lease right-of-use asset was recorded net of the acquired above-market ground lease intangibles of $66.

The table below shows the remaining lease term, including extensions, as of June 30, 2026, for the leases where the Company is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	66
Jordan Valley Medical Center	133
Saint Elizabeth Medical Center	82

For the three and six months ended June 30, 2026, total rent expense was $62, recorded in property operating expenses on the consolidated statements of operations and comprehensive income (loss).

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating cash flows - operating leases	$11	$—	$11	$—
Operating cash flows - finance leases	$17	$—	$17	$—

For the three and six months ended June 30, 2026 and 2025, total finance lease cost was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of finance lease right-of-use asset	$12	$—	$12	$—
Interest on finance lease liability	23	—	23	—
Total finance lease cost	$35	$—	$35	$—

The table below shows the Company’s finance lease right-of-use asset, net of amortization as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Finance lease right-of-use asset, gross	$1,614	$—
Accumulated amortization	(12)	—
Finance lease right-of-use asset, net of amortization	$1,602	$—

Lease payments for the ground leases as of June 30, 2026 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2026 (remainder of the year)	$33	$52
2027	67	121
2028	70	121
2029	73	121
2030	73	121
Thereafter	6,612	16,461
Total undiscounted lease payments	$6,928	$16,997
Less: Amount representing interest	(5,869)	(15,312)
Present value of lease liability	$1,059	$1,685

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three and six months ended June 30, 2026 and 2025. Certain compensation and fees payable to the Advisor for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2026	2025	2026	2025	June 30, 2026	December 31, 2025
General and administrative reimbursements	(a)	$120	$—	$120	$—	$140	$—
Interest expense	(b)	$96	$—	$96	$—	$48	$—
Offering Costs	(c)	$49	$—	$49	$—	$324	$—

Property management fees		$127	$—	$127	$—	$19	$—
Property operating expenses		96	—	96	—	3	—
Total property management related costs	(d)	$223	$—	$223	$—	$22	$—

Advisor management fee	(e)	$140	$—	$140	$—	$70	$—

Performance participation allocation		$82	$—	$82	$—	$871	$—
(a)
The Advisor and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Advisor or its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheet.
(b)
The Company incurs interest expense on the amounts drawn under the Credit Facility (as defined below) with IPC. See “Related Party Line of Credit” below for further information on the Credit Facility.
(c)
The Company pays offering costs to certain related parties attributable to the preparation of the Registration Statement and registration and qualification of the Company’s common stock under federal and state laws. Unpaid amounts are included in due to related parties on the consolidated balance sheet.

Unpaid amounts include accrued distribution fees payable to the Dealer Manager. In connection with the acquisition of the Storage Properties, on February 13, 2024, the Operating Partnership, the Company and the Dealer Manager entered into a dealer manager agreement (the “DST Dealer Manager Agreement”) under which the OP Units were sold through the Dealer Manager to the investors electing to receive OP Units. Under the DST Dealer Manager Agreement, the Company will pay the Dealer Manager (a) a distribution fee with respect to outstanding Class T OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV (as determined in accordance with the Company’s valuation guidelines) of such outstanding Class T OP Units; (b) a distribution fee with respect to outstanding Class S OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.85% per annum of the aggregate NAV of such outstanding Class S OP Units; and (c) a distribution fee with respect to outstanding Class D OP Units sold pursuant to the DST Dealer Manager Agreement that is paid monthly in an amount equal to 0.25% per annum of the aggregate NAV of such outstanding Class D units. The Company will not pay a distribution fee with respect to Class I OP Units sold pursuant to the DST Dealer Manager Agreement. The Company will cease paying the distribution fee with respect to any Class T, Class S or Class D OP Unit held in a unitholder’s account upon the occurrence of certain events. The Company accrues the full cost of the distribution fee as an offering cost at the time the Company sells Class T, Class S, and Class D OP Units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

(d)
For each property that is managed by Inland Commercial Real Estate Services LLC (“Inland Commercial”), the Company pays a monthly property management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, 5.0% of the base rent for one of the properties, and up to 3.9% of the gross income from any other property type. Inland Commercial may, in its sole discretion, waive fees with respect to a particular property. For each property that is managed directly by Inland Commercial or its affiliates, the Company pays Inland Commercial a separate leasing fee, if applicable. Further, in the event that the Company engages Inland Commercial to provide construction management services for a property, the Company pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheet. The Company also reimburses Inland Commercial and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for Inland Commercial and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of Inland Commercial or the Company.

For the properties managed by Inland Devon Self Storage Holdings LLC (“Devon”), an affiliate of IREIC, the Company pays Devon a monthly management fee in an amount equivalent to the greater of 5.0% of the “gross revenue,” as defined in the agreement, generated on an aggregate basis from the property during the preceding calendar month or $3 on an aggregate basis. If Devon supervises any capital improvement project for the property owner, the Company will also pay Devon a development supervision fee, in an amount equal to 10% of the cost of the project if the project is completed by Devon or in an amount equal to 7% if the project is completed by a third party. Additionally, Devon will issue the Company a monthly credit equal to any monthly administrative fee collected by Devon in connection with the insurance premiums collected at the property.

Property management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheet.

(e)
Per the Advisory Agreement, the Company or the Operating Partnership pays the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 OP Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 OP Units and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership. The management fee is included within Advisor management fee in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties on the consolidated balance sheet.

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

The Special Limited Partner is not entitled to a performance participation allocation with respect to Class X-2 OP Units. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return, Class X-1 Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. Such allocations to the Special Limited Partner will accrue monthly and will be paid annually in cash or Class I OP Units at the election of the Special Limited Partner. The performance participation allocations are a class-specific accrual. As of June 30, 2026 and 2025, the Special Limited Partner had accrued a performance participation allocation of $871 and $0, respectively.

Related Party Line of Credit

On October 27, 2023, the Operating Partnership entered into a revolving credit facility loan agreement (the “Credit Agreement”) and a revolving promissory note (together with the Credit Agreement, the “Credit Facility”) with IPC, as lender.

The Credit Facility provides for loan advances in an aggregate amount not to exceed $22,500 (the “Loan”). On November 19, 2025, the Operating Partnership and IPC modified the Credit Facility to extend the maturity date of the Credit Facility to November 30, 2026. The daily balance of the Loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Company has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Company shall be available for funding future advances to the Company.

As of June 30, 2026, the Company had an outstanding balance of $14,000 on the Credit Facility.

Class A OP Units held by Affiliates

As of both June 30, 2026 and December 31, 2025, 75,484 Class A OP Units, which represents 1.44% and 1.40%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

DST Program

IPC maintains a program, which commenced on June 27, 2024 (the “DST Program”), through which it sponsors a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) of beneficial interests in specific Delaware statutory trusts (“DSTs”) owning one or more real properties. The DST Program is designed for, but not limited to, prospective investors seeking to defer the recognition of gain on the sale of other real property under Section 1031 of the Internal Revenue Code. In connection with the DST Program, the Operating Partnership, each DST, and each DST investor enter into an option agreement pursuant to which the Operating Partnership will be granted the option (the “FMV Option”), but not the obligation, exercisable in the Operating Partnership’s sole and absolute discretion, to require such DST investor to exchange his, her or its DST interest for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at the discretion of the Operating Partnership, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

In connection with each private placement, each DST, the Company, the Operating Partnership and the Dealer Manager enter into a placement agent agreement pursuant to which the Dealer Manager, as placement agent, will offer and sell beneficial interest in the applicable DST. The Company and the Operating Partnership are only party to such placement agent agreement for the limited purpose of paying the distribution fees that may be payable to the Dealer Manager in connection with an exercise of the FMV Option.

In connection with the DST Program, IPC, the Company and the Operating Partnership entered into a letter agreement (the “IPC Indemnification Agreement”) on June 27, 2024 pursuant to which parties provide mutual indemnification obligations with respect to the private placements sponsored by IPC. Under the IPC Indemnification Agreement, the Company and the Operating Partnership have agreed to indemnify IPC, its officer and directors, and each person, if any, who controls IPC within the meaning of the Securities Act, against any and all Loss (as defined in the IPC Indemnification Agreement) caused by or based on: (i) any untrue statement or alleged untrue statement of a material fact relating to the Company or the Operating Partnership which was furnished or approved by the Company or the Operating Partnership specifically for inclusion in, and actually contained in the offering materials related to the private placements but specifically excluding any tax consequences related to the OP Units (collectively, the “Company Information”) and (ii)

the omission or alleged omission therefrom of a material fact regarding the Company or the Operating Partnership required to be stated in the Company Information (excluding any tax consequences related to the OP Units) or necessary to make the statements in the Company Information, in light of the circumstances under which they were made, not misleading.

Other assets

As of June 30, 2026 and December 31, 2025, other assets includes $3 and $0, respectively, of prepaid expenses to Devon.

Distribution fees payable

As of December 31, 2025, $250 of distribution fees payable to the Dealer Manager have been reflected as due to related party on the accompanying balance sheet. The corresponding receivable from the Operating Partnership as of December 31, 2025 has been reflected as receivable from Operating Partnership on the accompanying balance sheet.

Related Party Share Ownership

As of both June 30, 2026 and December 31, 2025, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 12 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of June 30, 2026 with a vesting date after January 1, 2025.

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025
8/1/2025	Class I	3,548	$23.39	$83	8/1/2026
1/6/2026	Class I	1,172	$23.15	$27	1/6/2027

Under the Company’s amended and restated independent director compensation plan (the “DCP”), restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense associated with the restricted shares issued under the DCP was $18 and $45 for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the Company had $20 of unrecognized compensation expense related to the restricted shares issued, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to such shares will be recognized is 0.4 years. There were no restricted shares that vested during the three and six months ended June 30, 2026. The total fair value at the vesting date for restricted shares that vested during the three and six months ended June 30, 2025 was $0 and $58, respectively.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at December 31, 2025	3,548
Granted	1,172
Vested	—
Outstanding at June 30, 2026	4,720

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of June 30, 2026 and December 31, 2025, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

While the Company currently has no intent to sell any of its properties, if the Company were to sell properties in Texas, it has the potential to trigger Texas franchise tax for the Company. The amount of tax, if any, will depend on several factors and any future sales of Texas properties meeting the requirements of the Internal Revenue Code Section 1031 (like-kind exchanges), which are non-taxable, would result in no franchise tax being incurred. The Company has not recorded a tax liability for Texas franchise tax as it is considered contingent upon events not currently expected to occur.

The Company entered into tax protection agreements with certain partners that contributed property interests to the Company. Such agreements indemnify the contributing partners from incurring any tax consequences triggered by a taxable sale of properties and expire between September 2028 and April 2029. The Company has not recorded any tax liabilities in connection with tax protection agreements as they are considered contingent upon events that are not currently expected to occur.

NOTE 14 – FAIR VALUE MEASUREMENTS

The Company defines fair value based on the price that it believes would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

The Company has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes.

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the balance sheets as of June 30, 2026 and December 31, 2025.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2026
Interest rate swap agreements - Other assets	$—	$4,651	$—	$4,651

December 31, 2025
Interest rate swap agreements - Other assets	$—	$—	$—	$—

The fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements which utilize Level 3 inputs, such as estimates of current credit spreads. The Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative interest rate swap agreements and therefore has classified these in Level 2 of the hierarchy.

NOTE 15 – SEGMENT REPORTING

As of June 30, 2026, the Company operates in three reportable segments: Healthcare, Self-Storage and Education. Prior to the consolidation on May 1, 2026, the Company operated as one reportable segment. The Company assesses performance and makes operational decisions based on the performance of each segment individually. Factors used to determine the Company’s reportable segments include the physical and economic characteristics of the properties and the related operating activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies for the Company. The chief operating decision maker (“CODM”) relies on segment net operating income to make decisions about allocating resources and assessing segment performance. Segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Company defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment. The significant segment expenses provided to the CODM are property operating expenses and the real estate tax expense, which are both disclosed in the tables below. The Company’s CODM is the Chief Executive Officer.

The following table details the total assets by reportable segment as of June 30, 2026:

June 30, 2026
Healthcare	$356,074
Self-Storage	38,014
Education	43,705
Corporate and other	6,164
Total assets	$443,957

The following table details the financial results by reportable segment for the three months ended June 30, 2026:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$4,178	$576	$797	$5,551
Other property revenue	1	71	—	72
Total revenues	4,179	647	797	5,623

Expenses:
Property operating expenses	411	245	375	1,031
Real estate tax expense	186	51	77	314
Total expenses	597	296	452	1,345

Segment net operating income	$3,582	$351	$345	$4,278

Depreciation and amortization	$(2,596)	$(762)	$(734)	$(4,092)

Loss from equity method investment in Operating Partnership				$(100)
Gain on consolidation of equity method investment				2,140
General and administrative expenses				(628)
Advisor management fee				(140)
Performance participation allocation				(82)
Interest expense				(2,702)
Interest and other income				8
Net loss				$(1,318)

The following table details the financial results by reportable segment for the six months ended June 30, 2026:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$4,178	$576	$797	$5,551
Other property revenue	1	71	—	72
Total revenues	4,179	647	797	5,623

Expenses:
Property operating expenses	411	245	375	1,031
Real estate tax expense	186	51	77	314
Total expenses	597	296	452	1,345

Segment net operating income	$3,582	$351	$345	$4,278

Depreciation and amortization	$(2,596)	$(762)	$(734)	$(4,092)

Loss from equity method investment in Operating Partnership				$(463)
Gain on consolidation of equity method investment				2,140
General and administrative expenses				(628)
Advisor management fee				(140)
Performance participation allocation				(82)
Interest expense				(2,702)
Interest and other income				8
Net loss				$(1,681)

NOTE 16 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Distributions

On July 30, 2026, the Company announced that the board of directors authorized a distribution to stockholders of record as of July 31, 2026, that the Company paid on or about August 5, 2026, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0170	$0.0872
Class D Common Stock	$0.1042	$0.0050	$0.0992
Class I Common Stock	$0.1042	N/A	$0.1042
Class X-1 Common Stock	$0.1042	N/A	$0.1042

Expansion of Credit Facility

On August 6, 2026, the Operating Partnership and IPC modified the Credit Facility to provide for an increased amount of loan advances thereunder, from $22,500 to an amount not to exceed $40,000. The modification also extended the maturity date of the Credit Facility to November 30, 2027.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of IPC Alternative Real Estate Income Trust, Inc. based on their knowledge and understanding of the business and industry, the economy and other future conditions. Unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to IPC Alternative Real Estate Income Trust, Inc. and its consolidated subsidiaries. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we were subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Code”). We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership, and we own substantially all of our assets through the Operating Partnership.

On September 28, 2023, the SEC declared our registration statement on Form S-11 (File No. 333-272750) (the “Registration Statement”) for our public offering of common stock effective. We have registered a public offering of up to $1.25 billion in shares of common stock, consisting of up to $1.0 billion in shares in our primary offering and up to $250 million shares pursuant to our distribution reinvestment plan (the “Public Offering”). We are offering to sell any combination of four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal our prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

As of December 1, 2023, we had satisfied the minimum offering requirement in all states, except the State of Pennsylvania, and authorized the release of proceeds from escrow. On May 1, 2026, upon consolidation of the Operating Partnership, the Company satisfied the minimum offering requirement in the State of Pennsylvania.

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

Prior to May 1, 2026, other than our investment in the Operating Partnership, we had neither engaged in any operations nor generated any revenues. Our entire activity from inception through April 30, 2026, primarily consisted of investment in the Operating Partnership, allocation of income (loss) and receipt of distributions from the Operating Partnership and distributions paid to our common stockholders. When we receive proceeds from the sale of shares of our common stock in the Public Offering and the Private Offering (collectively, the “Offerings”), we contribute such proceeds to the Operating Partnership and receive Operating Partnership units (“OP Units”) that correspond to the classes of our shares sold. We accounted for the units acquired in the Operating Partnership as an equity method investment during any period our investment in the Operating Partnership was not considered significant to the Operating Partnership.

Effective May 1, 2026, following the contribution of capital raised as a result of the May 1, 2026 closing in our Public Offering, we determined that our investment in the Operating Partnership was significant to the Operating Partnership, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result, effective May 1, 2026, we consolidated the Operating Partnership. As of June 30, 2026, we hold 201,136 Class T OP Units, 31,294 Class D OP Units, 381,633 Class I OP Units and 39,479 Class X-1 OP Units, representing a total 10.9% controlling interest in the Operating Partnership. We expect to continue to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units.

As of June 30, 2026 and December 31, 2025, we had total assets of $444.0 million and $11.3 million, respectively. As of June 30, 2026, we owned 30 medical outpatient properties totaling 746,601 square feet, four self-storage properties totaling 250,755 square feet and one student housing property with 406 student housing beds. The properties owned as of June 30, 2026 are located in 12 states. A majority of our medical outpatient properties are single-tenant medical outpatient properties. For the six months ended June 30, 2026, medical outpatient properties, self-storage properties and the student housing property represented 74.3%, 11.5% and 14.2%, respectively, of our total revenues. As of June 30, 2026, medical outpatient properties, self-storage properties and the student housing property were 97.7%, 88.8% and 86.7% leased, respectively. We have no employees.

In the initial stages of our capital raise pursuant to the Offerings, a primary source of proposed real estate investments will consist of Delaware statutory trust (“DST”) or other private investment programs sponsored by Inland Private Capital Corporation (“IPC”), an affiliate of our sponsor. These investments are expected to take the form of a transaction structured as a tax-deferred contribution of the property owned by the DST or other IPC-sponsored investment program to the Company in exchange for OP Units under Section 721 of the Code. As part of this strategy, IPC maintains the DST Program, which commenced on June 27, 2024, through which IPC sponsors a series of private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act of beneficial interests in specific DSTs owning one or more real properties. In connection with the DST Program, we receive a fair market value purchase option with respect to each DST, giving us the option, but not the obligation, exercisable in our sole and absolute discretion, to require DST investors to exchange their DST interests for Class T OP Units, Class S OP Units, Class D OP Units, Class I OP Units, or, in limited circumstances at our discretion, cash, which option may be exercised during the three, three-month periods that begin on the 24-month, 36-month and 48-month anniversary of the final closing of the sale of DST interests pursuant to each private placement.

We, the Operating Partnership and our advisor, IPC Alternative Real Estate Advisor, LLC (the “Advisor”) are parties to an amended and restated advisory agreement (as may be amended or restated from time to time, the “Advisory Agreement”), which has been effective since August 28, 2025. Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. The Advisory Agreement provides that we will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating

Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 OP Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 OP Units and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership.

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

The following discussion and analysis is based on the financial statements for the three and six months ended June 30, 2026 and 2025 and as of June 30, 2026 and December 31, 2025.

We operate in three reportable segments: Healthcare, Self-Storage and Education. We assess performance and make operational decisions based on the performance of each segment individually.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Investment Portfolio

As of June 30, 2026, our real property portfolio consisted of 35 properties totaling approximately 746,601 square feet of medical outpatient properties, 250,755 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 17 markets throughout the U.S.

The following table summarizes certain operating metrics of our portfolio by segment and by market as of June 30, 2026:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.6%	16,388	2.2%	100.0%
Chicago MSA, IL	3	6.3%	56,173	7.5%	100.0%
Connecticut	2	4.9%	112,369	15.1%	100.0%
Dallas, TX	1	1.5%	16,050	2.1%	100.0%
Garden City, NY	1	2.3%	16,920	2.3%	100.0%
Greendale, IN	1	2.2%	24,722	3.3%	100.0%
Houston, TX	2	13.4%	88,450	11.8%	100.0%
Indianapolis, IN	1	3.0%	42,187	5.7%	100.0%
Oklahoma City, OK (4)	1	3.1%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	26.3%	199,958	26.8%	100.0%
Raleigh, NC	1	1.6%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	7.0%	71,995	9.6%	75.8%
Salt Lake City MSA, UT	2	6.4%	54,758	7.3%	100.0%
Healthcare Total	30	80.6%	746,601	100.0%

Self-Storage
Decatur, GA	1	1.0%	37,650	15.0%	85.9%
Marietta, GA	1	1.8%	59,250	23.6%	85.9%
Montgomery, AL	2	6.1%	153,855	61.4%	90.7%
Self-Storage Total	4	8.9%	250,755	100.0%

Education			Beds	Percentage of Beds
St. Louis, MO	1	10.5%	406	100.0%	86.7%
Portfolio Total	35	100.0%
(1)
Based on fair value as of June 30, 2026.
(2)
For our student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of June 30, 2026.
(3)
“MSA” refers to metropolitan statistical area.
(4)
Sole tenant on the property has been on cash basis since September 30, 2022.

As of June 30, 2026, all of the properties listed in the table were owned in fee simple, with the exception of the following:

•
We own a leasehold interest in the medical outpatient property located in Greendale, Indiana, as well as a fee simple interest in the improvements located thereon. The ground lessor is Saint Elizabeth Medical Center, Inc. The ground lease has a term of approximately 60 years, expiring on December 31, 2077, with two 15-year renewal options. We are required to pay the ground landlord base rent of $9 per month until December 31, 2026. On January 1, 2027 and every 10 years thereafter throughout the term, the base rent will be increased by an amount equal to 15% of the base rent for the immediately preceding 10-year period.
•
We own a leasehold interest in a medical outpatient property located in Phoenix, Arizona, as well as a fee simple interest in the improvements located thereon. The ground lessor is the State of Arizona, as Trustee through the State Land Commissioner. The ground lease has a term of 99 years, expiring on July 6, 2092. We are required to pay the ground landlord a current annual base rent of $67, which increases by an annual amount of $6 every five years starting on July 7, 2028 through maturity. The original calculation of the base rent was based on a percentage of the appraised value of the land but is fixed going forward, adjusted for the increases every five years.
•
We own a leasehold interest in a medical outpatient property located in West Jordan, Utah, as well as a fee simple interest in the improvements located thereon. The ground lessor is Jordan Valley Medical Center, L.P. The ground lease has a term of 99 years, expiring on October 7, 2114, with three 15-year renewal options. Base rent over the first 15 years of the ground lease term is $360; however, the entirety of this amount has been paid. Total base rent after the first 15 years, i.e., from October 2030 through the remainder of the term, is $1.

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of June 30, 2026:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Beds(1)
Healthcare	$29.04
Self-Storage	$15.51
Education	$11,572
(1)
For healthcare and self-storage properties, average effective annual base rent represents the annualized base rent per leased square foot for the six months ended June 30, 2026. For the education property, average effective annual base rent represents the annualized base rent per leased bed for the six months ended June 30, 2026. The average effective annual base rent includes the effects of rent concessions, abatements and rent collected from cash basis tenants, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Lease Terms

Medical outpatient lease terms typically range from 5 to 15 years, and often include renewal options. Most of our medical outpatient leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of our self-storage leases and student housing residential leases expire within 12 months.

Lease Expirations

As of June 30, 2026, the weighted-average remaining term of our total leased healthcare portfolio was approximately 7.2 years based on annualized base rent and 7.0 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our medical outpatient properties for leases in place as of June 30, 2026, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases (2)	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent ($)(1)	Percentage of Total Annualized Base Rent
2026 (remainder of the year)	—	—	—	$—	—
2027	—	—	—	—	—
2028	2	58,575	8.0%	1,610	7.7%
2029	2	42,442	5.8%	1,365	6.5%
2030	1	27,401	3.8%	640	3.0%
2031	5	98,935	13.6%	3,289	15.6%
2032	7	208,171	28.5%	4,449	21.1%
2033	9	164,457	22.6%	5,539	26.3%
2034	—	—	—	—	—
2035	2	16,050	2.2%	428	2.0%
Thereafter	3	113,172	15.5%	3,737	17.8%
Total	31	729,203	100.0%	$21,057	100.0%
(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of June 30, 2026, multiplied by 12.
(2)
None of our medical outpatient properties have early termination provisions.

Tenant Diversification

We believe that the tenants that occupy our real estate portfolio are generally well-diversified. As of June 30, 2026, there were three tenants that represented more than 10.0% of our healthcare portfolio’s total annualized base rent or more than 10.0% of our healthcare portfolio’s total leased square feet.

The following table reflects our ten largest healthcare tenants, based on annualized base rent, as of June 30, 2026.

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Cancer & Research Centers	8	146,245	19.6%	$5,040	23.9%	$34.46
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.2%	36.26
Epiphany Dermatology, P.A.	2	36,385	4.9%	1,331	6.3%	36.57
Starling Physicians, P.C.	2	112,369	15.0%	1,291	6.1%	11.49
Surgical Hospital of Oklahoma(1)	1	33,500	4.5%	1,098	5.2%	32.79
Banner Health	1	29,350	3.9%	953	4.5%	32.46
Jordan Valley Medical Center LP	1	25,056	3.4%	901	4.3%	35.95
Community Hospitals of Indiana	1	42,187	5.6%	863	4.1%	20.46
NYU School of Medicine	1	16,920	2.3%	767	3.7%	45.35
Emerus Community Hospital	1	16,388	2.2%	747	3.6%	45.57
Total	20	546,850	73.2%	$16,198	76.9%	$29.62

(1) Tenant has been on cash basis since September 30, 2022.

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans or lines of credit	•	Cash receipts from tenants
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Proceeds from issuance of securities
•	Organization and offering expenses	•	Sale of shares through the DRP
•	Distributions to stockholders and noncontrolling interests	•	Proceeds from related party line of credit
•	Repurchases of shares under the SRP	•	Proceeds from sales of real estate (if any)
•	Redemptions of noncontrolling interests
•	Fees payable to the Advisor and property managers
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or indirectly through the purchase of equity interests in a DST, or through joint ventures

As of June 30, 2026, we were not actively marketing for sale any properties.

As of June 30, 2026 and December 31, 2025, we had total debt outstanding of $270.0 million and $0, respectively. The debt outstanding as of June 30, 2026 bore interest at a weighted average interest rate of 5.14% per annum. The debt consists of:

(i)
a secured term loan in a maximum total principal commitment amount of $96.5 million (as amended and restated on October 30, 2025, the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time. The maturity date of the CONA Mortgage Loan is October 29, 2027, with three one-year extension options subject to the payment of certain fees and expenses and certain other conditions. The CONA Mortgage Loan had an outstanding balance of $95 million as of June 30, 2026,
(ii)
a secured term loan in a principal amount of $122.7 million (as amended on January 26, 2026, the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time. The BMO Mortgage Loan has a maturity date of September 30, 2028, with no extension options. The BMO Mortgage Loan had an outstanding balance of $122.7 million as of June 30, 2026,

(iii)
a secured term loan in the principal amount of $27.8 million (as modified on March 28, 2026, the “Parkway UL Mortgage Loan”) with Parkway Bank and Trust Company (“Parkway”). The Parkway UL Mortgage Loan has a maturity date of March 28, 2029. The Parkway UL Mortgage Loan had an outstanding balance of $27.8 million as of June 30, 2026, and
(iv)
a secured term loan in the principal amount of $24.6 million (as modified on April 25, 2026, the “Parkway Storage Mortgage Loan”) with Parkway. The Parkway Storage Mortgage Loan has a maturity date of April 25, 2029. The Parkway Storage Mortgage Loan had an outstanding balance of $24.6 million as of June 30, 2026.

As of June 30, 2026, we had an outstanding balance of $14 million on the revolving credit facility loan agreement and revolving promissory note entered into by the Operating Partnership with IPC, as lender (the “Credit Facility”). The Credit Facility provides for loan advances in aggregate an aggregate amount not to exceed $22.5 million. The current maturity date of the Credit Facility is November 30, 2026. The daily balance of the loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. We have the right to prepay all or any part of the loan at any time upon five days’ notice to IPC. The Credit Facility acts in the manner of a revolving credit facility wherein prepayments from us shall be available for funding future advances to us.

As of June 30, 2026 and December 31, 2025, our cash and cash equivalents balance was $6.1 million and $0, respectively.

As of June 30, 2026, we had paid all interest amounts when due, and were in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis

Comparison of the six months ended June 30, 2026 and June 30, 2025

$ in thousands	Six Months Ended June 30,		Change
	2026	2025	2026 vs. 2025
Net cash flows provided by operating activities	$704	$—	$704
Net cash flows provided by (used in) investing activities	$6,674	$(3,182)	$9,856
Net cash flows provided by financing activities	$644	$3,182	$(2,538)

Operating activities

The increase in cash provided by operating activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to the consolidation of the Operating Partnership.

Investing activities

$ in thousands	Six Months Ended June 30,		Change
	2026	2025	2026 vs. 2025
Capital expenditures and tenant improvements	(77)	—	(77)
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	8,019	—	8,019
Investment in Operating Partnership	(1,488)	(3,305)	1,817
Proceeds from redemptions from Operating Partnership	73	—	73
Distributions from investment in Operating Partnership	135	119	16
Distributions from Operating Partnership for offering costs	12	4	8
Net cash provided by (used in) investing activities	$6,674	$(3,182)	$9,856

The increase in cash provided by investing activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the timing of the consolidation of the Operating Partnership and a decrease in investment in the Operating Partnership due to lower amount of proceeds from issuance of common stock.

Financing activities

$ in thousands	Six Months Ended June 30,		Change
	2026	2025	2026 vs. 2025
Proceeds from issuance of common stock	$2,412	$3,305	$(893)
Total net changes related to debt	1,000	—	1,000
Payment of offering costs	(128)	(4)	(124)
Shares repurchased	(174)	—	(174)
Redemptions of noncontrolling interests	(1,145)	—	(1,145)
Distributions paid to common stockholders	(208)	(119)	(89)
Distributions paid to noncontrolling interests	(1,113)	—	(1,113)
Net cash provided by financing activities	$644	$3,182	$(2,538)

The decrease in cash provided by financing activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the timing of the consolidation of the Operating Partnership and a decrease in proceeds from issuance of common stock.

Results of Operations

Prior to May 1, 2026, other than our investment in the Operating Partnership, we had neither engaged in any operations nor generated any revenues. Our results of operations only consisted of income (loss) allocated from the Operating Partnership. Subsequent to the consolidation of the Operating Partnership on May 1, 2026, we have generated primarily all of our net operating income from property operations. In order to evaluate the overall portfolio, our management analyzes the net operating income of properties that we own and operate. Net operating income is a supplemental non-GAAP performance measure that we believe is useful to investors in measuring the operating performance of our property portfolio because our primary business is the ownership of real estate, and net operating income excludes various items included in GAAP net income that do not relate to, or are not indicative of, our property operating performance, such as depreciation and amortization and parent-level corporate expenses (including general and administrative expenses).

We consider property net operating income an important supplemental non-GAAP financial measure because it reflects only those income and expense items that are incurred at the property level, and when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates and operating expenses. Although property net operating income is a widely used measure among REITs, there can be no assurance that property net operating income presented by us is comparable to similarly titled metrics used by other REITs.

We calculate property net operating income using net income and excluding general and administrative expenses, advisor management fee, depreciation and amortization, interest expense, and interest or other income.

The following tables present the property net operating income for the three and six months ended June 30, 2026 and 2025, prior to loss from equity method investment, general and administrative expenses, advisor management fee, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP.

Comparison of the three months ended June 30, 2026 and June 30, 2025

	Three Months Ended June 30,
	2026	2025	Change
Rental revenue	$5,551	$—	$5,551
Other property revenue	72	—	72
Total revenues	5,623	—	5,623

Property operating expenses	1,031	—	1,031
Real estate tax expense	314	—	314
Total property operating expenses	1,345	—	1,345

Property net operating income	$4,278	$—	$4,278

Loss from equity method investment in Operating Partnership	(100)	(173)	73
Gain on consolidation of equity method investment	2,140	—	2,140
General and administrative expenses	(628)	—	(628)
Advisor management fee	(140)	—	(140)
Performance participation allocation	(82)	—	(82)
Depreciation and amortization	(4,092)	—	(4,092)
Interest expense	(2,702)	—	(2,702)
Interest and other income	8	—	8
Net loss	$(1,318)	$(173)	$(1,145)

Net loss. Comparing the results of operations during the three months ended June 30, 2026 with the results during the three months ended June 30, 2025, net loss increased by $1,145. The increase is due to the timing of the consolidation of the Operating Partnership.

Loss from equity method investment in Operating Partnership. Loss from equity method investment in Operating Partnership decreased $73 in 2026 compared to 2025. The decrease is primarily due to the timing of the consolidation of the Operating Partnership.

The change in all other line items in the table above is due to the consolidation of the Operating Partnership on May 1, 2026.

Comparison of the six months ended June 30, 2026 and June 30, 2025

	Total
	Six Months Ended June 30,
$ in thousands	2026	2025	Change
Rental revenue	$5,551	$—	$5,551
Other property revenue	72	—	72
Total revenues	5,623	—	5,623

Property operating expenses	1,031	—	1,031
Real estate tax expense	314	—	314
Total property operating expenses	1,345	—	1,345

Property net operating income	$4,278	$—	$4,278

Loss from equity method investment in Operating Partnership	(463)	(311)	(152)
Gain on consolidation of equity method investment	2,140	—	2,140
General and administrative expenses	(628)	—	(628)
Advisor management fee	(140)	—	(140)
Performance participation allocation	(82)	—	(82)
Depreciation and amortization	(4,092)	—	(4,092)
Interest expense	(2,702)	—	(2,702)
Interest and other income	8	—	8
Net loss	$(1,681)	$(311)	$(1,370)

Net loss. Comparing the results of operations during the six months ended June 30, 2026 with the results during the six months ended June 30, 2025, net loss increased by $1,370. The increase is due to an increase in the Company’s ownership percentage in the Operating Partnership and the timing of the consolidation of the Operating Partnership.

Loss from equity method investment in Operating Partnership. Loss from equity method investment in Operating Partnership increased $152 in 2026 compared to 2025. The increase is primarily due to an increase in the Company’s ownership percentage in the Operating Partnership, partially offset by the timing of the consolidation of the Operating Partnership.

The change in all other line items in the table above is due to the consolidation of the Operating Partnership on May 1, 2026.

Non-GAAP Financial Measures

Accounting for real estate assets in accordance with GAAP assumes the value of real estate assets is reduced over time due primarily to non-cash depreciation and amortization expense. Because real estate values may rise and fall with market conditions, operating results from real estate companies that use GAAP accounting may not present a complete view of their performance. We use Funds from Operations, or “FFO”, a non-GAAP metric to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or “NAREIT”, has promulgated a standard known as FFO, which we believe more accurately reflects the operating performance of a REIT. FFO, as defined by NAREIT and presented below, is net income (loss) computed in accordance with GAAP, excluding depreciation and amortization related to real estate, excluding gains (or losses) from sales of certain real estate assets, excluding impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate, similar adjustments for noncontrolling interests and unconsolidated entities and excluding gains and losses from change in control.

We also believe that adjusted FFO (“AFFO”) is an additional meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) amortization of above- and below-market lease intangibles, (ii) straight-line income and expense, (iii) amortization of deferred financing costs, (iv) amortization of mortgage premium/discount, (v) amortization of derivatives costs and (vi) similar adjustments for noncontrolling interests and unconsolidated entities.

Our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and AFFO provides a more complete understanding of our operating performance to unitholders, investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. Neither FFO nor AFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Management uses FFO and AFFO to compare our operating performance to that of other REITs and to assess our operating performance.

FFO and AFFO for the six months ended June 30, 2026 and 2025 are calculated as follows:

$ in thousands	Six Months Ended June 30,
	2026	2025
Net income (loss) attributable to common stockholders	$1,320	$(311)
Adjustments to arrive at FFO:
Depreciation and amortization related to investment properties	4,092	—
Gain on consolidation of equity method investment	(2,140)	—
Allocable share of adjustments related to unconsolidated entities	574	436
Amount attributable to noncontrolling interests for above adjustments	(3,655)	—
FFO attributable to common stockholders	191	125
Adjustments to arrive at AFFO:
Above- and below-market rent intangible lease amortization, net	79	—
Straight-line income, net	(273)	—
Amortization of debt discount	5	—
Amortization of derivatives costs	248	—
Allocable share of adjustments related to unconsolidated entities	(95)	14
Amount attributable to noncontrolling interests for above adjustments	(53)	—
AFFO attributable to common stockholders	$102	$139

Supplemental Information - Operating Partnership

We conduct all of our operations through the Operating Partnership and expect to continue to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units. As such, we believe including the statements of operations and comprehensive loss and the FFO and AFFO for the Operating Partnership would be meaningful to the investors.

The following table details the statements of operations and comprehensive loss of the Operating Partnership for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenue	$8,409	$8,365	$16,942	$16,698
Other property revenue	104	85	201	147
Total revenues	8,513	8,450	17,143	16,845

Expenses:
Property operating expenses	1,471	1,341	2,855	2,566
Real estate tax expense	475	495	979	958
General and administrative expenses	1,005	1,114	2,616	2,136
Advisor management fee	210	193	417	385
Performance participation allocation	210	—	871	—
Depreciation and amortization	5,553	4,375	9,961	9,207
Total expenses	8,924	7,518	17,699	15,252

Other Income (Expense):
Interest expense	(3,829)	(3,832)	(7,252)	(7,613)
Interest and other income	11	2	18	2
Net loss	$(4,229)	$(2,898)	$(7,790)	$(6,018)

Comprehensive loss:
Net loss	$(4,229)	$(2,898)	$(7,790)	$(6,018)
Unrealized gain (loss) on derivatives	(713)	171	368	(129)
Reclassification adjustment for amounts included in net loss	(303)	(1,021)	(1,171)	(2,049)
Comprehensive loss	$(5,245)	$(3,748)	$(8,593)	$(8,196)

The following table details the calculation of FFO and AFFO for the Operating Partnership for the six months ended June 30, 2026 and 2025:

	$ in thousands	Six Months Ended June 30,
		2026	2025
	Net income (loss)	$(7,790)	$(6,018)
Add	Depreciation and amortization related to investment properties	9,961	9,207
	Funds from operations (FFO)	2,171	3,189

Less:	Above- and below-market rent intangible lease amortization, net	(388)	(665)
	Straight-line income, net	(515)	(215)
Add:	Amortization of deferred financing costs	347	779
	Amortization of mortgage premium/discount	19	20
	Amortization of derivatives costs	(368)	380
	Adjusted funds from operations (AFFO)	$1,266	$3,488

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

Our total NAV presented in the following tables includes the NAV of the Company’s common stockholders, as well as partnership interests of the Operating Partnership held by parties other than us.

The following table provides a breakdown of the major components of our NAV as of June 30, 2026 (dollars and shares/units in thousands):

Components of NAV	As of June 30, 2026
Investments in real estate	$417,300
Cash and cash equivalents	6,065
Restricted cash	1,957
Other assets	7,871
Debt	(269,970)
Other liabilities (1)	(21,461)
Net asset value	$141,762
Total shares/units outstanding	5,992
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of June 30, 2026, we had accrued under GAAP $323 of distribution fees payable to the Dealer Manager related to the Class T shares and units and Class D shares and units. As of June 30, 2026, we had not sold or issued any Class S shares or units, therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of June 30, 2026 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class D Shares/Units	Class I Shares/Units	Class X-1 Shares/Units	Class A Units	Total
Net asset value	$4,824	$734	$11,081	$924	$124,199	$141,762
Number of outstanding shares/units	206	31	473	39	5,243	5,992
NAV per share/unit as of June 30, 2026	$23.4718	$23.4398	$23.4107	$23.4045	$23.6899

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the June 30, 2026 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.53%	6.32%
Self-Storage	8.42%	6.92%
Education	8.25%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.90%	1.61%	1.83%
	0.25% increase	(1.87)%	(2.15)%	(1.83)%
Exit capitalization rate (weighted average)	0.25% decrease	2.35%	1.88%	2.06%
	0.25% increase	(2.20)%	(2.15)%	(2.06)%

The following table reconciles equity under GAAP per our combined balance sheets to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of June 30, 2026
Equity per GAAP	$136,366
Adjustments:
Accumulated depreciation and amortization	4,127
Unrealized net real estate and debt depreciation	(899)
Straight-line rent adjustment	(307)
Unamortized equity-based compensation	20
Financing costs	2,185
Other liabilities	270
Net asset value	141,762

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since January 1, 2025.

Record Date	Aggregate monthly gross distribution declared per share(1)
January 31, 2025	$0.1042
February 28, 2025	$0.1042
March 31, 2025	$0.1042
April 30, 2025	$0.1042
May 31, 2025	$0.1042
June 30, 2025	$0.1042
July 31, 2025	$0.1042
August 31, 2025	$0.1042
September 30, 2025	$0.1042
October 31, 2025	$0.1042
November 30, 2025	$0.1042
December 31, 2025	$0.1042
January 31, 2026	$0.1042
February 28, 2026	$0.1042
March 31, 2026	$0.1042
April 30, 2026	$0.1042
May 31, 2026	$0.1042
June 30, 2026	$0.1042
(1)
For Class I and Class X-1 common stock, these gross distributions declared also represent their net distributions declared.

The gross distribution declared was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see “Note 11 - Transactions with Related Parties” which is included in this Quarterly Report on Form 10-Q. As of June 30, 2026, the Company had not issued any shares of Class S or Class X-2 common stock.

The following table shows the monthly net distribution per share for shares of Class T and Class D common stock outstanding since January 1, 2025.

Record Date	Monthly net distribution declared per share of Class T common stock	Monthly net distribution declared per share of Class D common stock
January 31, 2025	$0.0867	$0.0990
February 28, 2025	$0.0884	$0.0995
March 31, 2025	$0.0869	$0.0991
April 30, 2025	$0.0875	$0.0992
May 31, 2025	$0.0870	$0.0991
June 30, 2025	$0.0876	$0.0993
July 31, 2025	$0.0873	$0.0992
August 31, 2025	$0.0872	$0.0992
September 30, 2025	$0.0879	$0.0994
October 31, 2025	$0.0874	$0.0992
November 30, 2025	$0.0879	$0.0994
December 31, 2025	$0.0874	$0.0992
January 31, 2026	$0.0875	$0.0993
February 28, 2026	$0.0891	$0.0997
March 31, 2026	$0.0873	$0.0992
April 30, 2026	$0.0877	$0.0993
May 31, 2026	$0.0871	$0.0992
June 30, 2026	$0.0877	$0.0993

Sources of Distributions

$ in thousands	Six Months Ended June 30,
	2026	2025
Distributions
Paid in cash (1)	$1,321	$86
Reinvested in shares	142	33
Total distributions	$1,463	$119
Cash flows from operating activities	$704	$—
(1)
Includes distributions paid to noncontrolling interests during the six months ended June 30, 2026.

During the six months ended June 30, 2026, 53% of our distributions were funded by cash flows generated from operations, and the remainder were funded using cash generated during prior periods. During the six months ended June 30, 2025, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Estimates and Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the December 31, 2025 Notes to Financial Statements which is included in our Annual Report on Form 10-K. We have identified Impairment of Investments in Unconsolidated Entities, Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

We consider these policies to be critical because they require our management to use judgment in the application of the accounting policy, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Impairment of Investments in Unconsolidated Entities

Our investments in unconsolidated entities are periodically assessed for impairment and an impairment loss is recorded when the fair value of the investment falls below the carrying value and such decline is determined to be other-than-temporary. The evaluation of an investment in an unconsolidated entity for potential impairment can require us to exercise significant judgment.

Refer to Exhibit 4.3 to this Quarterly Report on Form 10-Q for further details on the assumptions and estimates used in determination of fair value of our investment in the Operating Partnership.

Purchase Price Allocation of Acquired Real Estate

We generally account for the acquisition of real estate as an asset acquisition which requires that we assess the fair value of acquired tangible and intangible assets and liabilities (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities. The cost of the acquisition is then allocated to the assets acquired and liabilities assumed based on their relative estimated fair values. We assess relative fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. We estimate future cash flows based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Valuation is highly subjective and is based in part on assumptions, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, at a particular point in time.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price to acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

We record acquired above-market and below-market leases at their fair values (using a discount rate that reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid under each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. When estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. When estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Impairment of Investment Properties

We assess the carrying values of long-lived assets each quarter or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding the economic condition of the property at a particular point in time, future occupancy, rental rates and capital requirements that could differ materially from actual results. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, we will be required to record an impairment loss to the extent that the carrying value exceeds fair value.

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2025 Notes to Financial Statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on their financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to “Note 16 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including those caused by changes in interest rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have entered into, and may continue to enter into, financial instruments to manage and reduce the impact of changes in interest rates. The counterparties are, and are expected to continue to be, major financial institutions.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets and to fund capital expenditures.

As of June 30, 2026 and December 31, 2025, we had outstanding debt of $270.0 million and $0, respectively, excluding unamortized debt discount. The debt as of June 30, 2026 bore rates ranging from 4.95% to 5.94% per annum. The weighted average interest rate as of June 30, 2026 was 5.14% per annum, which includes the effect of interest rate swaps. As of June 30, 2026, the weighted average years to maturity for the mortgages was 2.0 years.

The following table sets forth the summary of our debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$52,394	19.4%	5.87%	$—	—	—
Variable rate with swap agreements	217,655	80.6%	4.97%	—	—	—
Total	$270,049	100.0%		$—	—

If interest rates on all debt which bears interest at variable rates as of June 30, 2026 increased by 1% (100 basis points) or decreased by 1% (100 basis points), there would be no impact to the earnings and cash flows as the 1% increase or 1% decrease in interest expense on the debt would be fully offset by the corresponding increase or reduction in payments from the interest rate swaps.

With regard to variable rate financing, the Advisor assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions.

We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge. We have used derivative financial instruments, specifically interest rate swap contracts and interest rate cap contracts, to hedge against interest rate fluctuations on variable rate debt, which exposes us to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our June 30, 2026 Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

As a result of the consolidation of the Operating Partnership, which was previously accounted for as an equity method investment, during the three months ended June 30, 2026, we implemented additional controls related to the consolidation and financial reporting. Except for those changes, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

All sales of unregistered securities during the three months ended June 30, 2026 were previously reported in a Current Report on Form 8-K.

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

The following table presents information about the Public Offering and use of proceeds therefrom as of June 30, 2026 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Public Offering shares sold	204,138	—	31,294	376,736	612,168
Gross proceeds from primary offering	$4,869	$—	$723	$8,917	$14,509
Reinvestments of distributions	106	—	23	165	294
Total gross proceeds	4,975	—	746	9,082	14,803
Selling commissions and dealer manager fees	135	—	—	—	135
Other expenses	—	—	—	—	—
Total expenses	135	—	—	—	135
Net Public Offering proceeds (1)	$4,840	$—	$746	$9,082	$14,668

(1) Excludes Public Offering costs of $5,566 incurred by the Operating Partnership.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended June 30, 2026.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 2026	4	$23.51	4	—
May 2026	4,284	23.55	4,284	—
June 2026	2,200	23.52	2,200	—
	6,488	$23.54	6,488

(1) All repurchase requests under our SRP were satisfied.

(2) Repurchases are limited as described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 6, 2026, IPC Alternative Real Estate Operating Partnership, LP (the “Operating Partnership”), a subsidiary of IPC Alternative Real Estate Income Trust, Inc. (the “Company”), as borrower, entered into a Third Modification to Loan Documents Agreement (the “Third Credit Facility Amendment”) with Inland Private Capital Corporation (“IPC”), an affiliate of the Company’s sponsor, as lender.

The Third Credit Facility Amendment amends: (i) the revolving credit facility loan agreement dated as of October 27, 2023 between the Operating Partnership and IPC (as amended, the “Credit Agreement”) and (ii) the revolving promissory note dated as of October 27, 2023 made by the Operating Partnership payable to IPC (as amended, the “Promissory Note,” and together with the Credit Agreement, the “Credit Facility”) to (x) provide for an increased amount of loan advances thereunder, from $22.5 million to an amount not to exceed $40.0 million and (y) extend the maturity date of the Credit Facility to November 30, 2027. The additional $17.5 million made available under the Credit Facility may be used by the Operating Partnership solely to acquire investments and to pay costs and expenses incurred in connection therewith and may not be reborrowed to the extent repaid whether in whole or in part by the Operating Partnership.

The Third Credit Facility Amendment contains representations, warranties and covenants that are customary for agreements of this type.

The foregoing description of the Third Credit Facility Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Credit Facility Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*	Third Modification to Loan Documents Agreement, dated August 6, 2026, by and between IPC Alternative Real Estate Operating Partnership, LP and Inland Private Capital Corporation

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

/s/ Denise C. Kramer
By:	Denise C. Kramer
Chief Executive Officer (principal executive officer)
Date:	August 7, 2026

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	August 7, 2026