Form 10-Q
period 2026-09-30
IPC Alternative Real Estate Income Trust, Inc.
filed 2026-11-12
CIK 1959961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

Yes ☐ No ☒

As of November 11, 2026, the registrant had the following shares of common stock outstanding: 158,371 shares of Class T common stock, 0 shares of Class S common stock, 42,328 shares of Class D common stock, 426,270 shares of Class I common stock, 53,396 shares of Class X-1 common stock, 0 shares of Class X-2 common stock and 0 shares of Class A common stock.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	As of September 30, 2026 (Consolidated)	As of December 31, 2025
ASSETS
Assets:
Investment properties held and used:
Land	$70,991	$—
Building and other improvements	349,547	—
Total	420,538	—
Less: accumulated depreciation	(5,783)	—
Net investment properties held and used	414,755	—
Cash and cash equivalents	6,881	—
Restricted cash	1,957	—
Investment in Operating Partnership	—	11,021
Distributions receivable from Operating Partnership	—	55
Receivable from Operating Partnership	—	250
Accounts and rent receivable	978	—
Acquired lease intangible assets, net	36,695	—
Finance lease right-of-use asset, net	1,584	—
Operating lease right-of-use assets, net	4,960	—
Other assets	8,054	—
Total assets	$475,864	$11,326

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net	$287,664	$—
Credit facility payable (Note 12)	33,000	—
Accounts payable and accrued expenses	4,241	—
Finance lease liability	1,693	—
Operating lease liability	1,062	—
Distributions payable	615	55
Redemptions payable	442	—
Acquired lease intangible liabilities, net	12,986	—
Due to related parties (Note 12)	642	250
Other liabilities	2,450	—
Total liabilities	344,795	305

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share (Note 8)	6	5
Additional paid-in capital	15,139	13,032
Accumulated deficit	(1,489)	(1,685)
Accumulated other comprehensive income (loss)	446	(331)
Total stockholders’ equity	14,102	11,021
Noncontrolling interests	116,967	—
Total equity	131,069	11,021
Total liabilities and equity	$475,864	$11,326

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026 (Consolidated)	2025	2026 (Consolidated)	2025

Revenues:
Rental revenue	$8,140	$—	$13,691	$—
Other property revenue	108	—	180	—
Total revenues	8,248	—	13,871	—

Expenses:
Property operating expenses	1,659	—	2,690	—
Real estate tax expense	452	—	766	—
General and administrative expenses	1,020	—	1,648	—
Advisor management fee (Note 12)	209	—	349	—
Performance participation allocation (Note 12)	(871)	—	(789)	—
Depreciation and amortization	6,474	—	10,566	—
Total expenses	8,943	—	15,230	—

Other Income (Expenses):
Loss from equity method investment in Operating Partnership	—	(246)	(463)	(557)
Gain on consolidation of equity method investment	—	—	2,140	—
Interest expense	(4,164)	—	(6,866)	—
Interest and other income	15	—	23	—
Net loss	(4,844)	(246)	(6,525)	(557)
Net loss attributable to noncontrolling interests	(4,270)	—	(7,271)	—
Net (loss) income attributable to common stockholders	$(574)	$(246)	$746	$(557)

Net (loss) income per common share, basic	$(0.89)	$(0.56)	$1.21	$(1.69)
Net (loss) income per common share, diluted	$(0.89)	$(0.56)	$1.20	$(1.69)

Weighted average number of common shares outstanding
Basic	646,916	438,466	618,154	328,807
Diluted	646,916	438,466	621,096	328,807

Comprehensive income (loss):
Net loss	$(4,844)	$(246)	$(6,525)	$(557)
Unrealized gain on derivatives	2,890	—	4,203	—
Reclassification adjustment for amounts included in net loss	(39)	—	281	—
Comprehensive loss from Operating Partnership	—	(67)	—	(166)
Comprehensive loss	(1,993)	(313)	(2,041)	(723)
Comprehensive loss attributable to noncontrolling interests	(1,728)	—	(3,565)	—
Comprehensive (loss) income attributable to common stockholders	$(265)	$(313)	$1,524	$(723)

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the Three Months Ended September 30, 2026 (Consolidated)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2026	$—	$6	$15,311	$(725)	$139	$14,731	$121,635	$136,366
Proceeds from issuance of common stock	—	—	731	—	—	731	—	731
Offering costs	—	—	(273)	—	—	(273)	—	(273)
Distribution reinvestment	—	—	75	—	—	75	—	75
Shares/units repurchased	—	—	(1,025)	—	—	(1,025)	(983)	(2,008)
Distributions declared	—	—	—	(190)	—	(190)	(1,660)	(1,850)
Equity-based compensation	—	—	21	—	—	21	—	21
Unrealized gain on derivatives	—	—	—	—	312	312	2,578	2,890
Reclassification adjustment for amounts included in net loss	—	—	—	—	(5)	(5)	(34)	(39)
Net loss	—	—	—	(574)	—	(574)	(4,270)	(4,844)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	299	—	—	299	(299)	—
Balance at September 30, 2026	$—	$6	$15,139	$(1,489)	$446	$14,102	$116,967	$131,069

	Par value
For the Three Months Ended September 30, 2025	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 30, 2025	$—	$3	$8,454	$(943)	$(201)	$7,313
Proceeds from issuance of common stock	—	1	2,640	—	—	2,641
Offering costs	—	—	(145)	—	—	(145)
Proceeds from distribution reinvestment plan	—	—	48	—	—	48
Shares repurchased	—	—	(25)	—	—	(25)
Common stock distributions declared	—	—	—	(131)	—	(131)
Equity-based compensation	—	—	83	—	—	83
Net loss	—	—	—	(246)	—	(246)
Comprehensive loss from Operating Partnership	—	—	—	—	(67)	(67)
Balance at September 30, 2025	$—	$4	$11,055	$(1,320)	$(268)	$9,471

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

	Par value
For the Nine Months Ended September 30, 2026 (Consolidated)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$5	$13,032	$(1,685)	$(331)	$11,021	$—	$11,021
Proceeds from issuance of common stock	—	1	3,163	—	—	3,164	—	3,164
Offering costs	—	—	(470)	—	—	(470)	—	(470)
Noncontrolling interests recognized upon consolidation of equity method investment	—	—	—	—	—	—	125,135	125,135
Distribution reinvestment	—	—	217	—	—	217	—	217
Shares/units repurchased	—	—	(1,251)	—	—	(1,251)	(1,449)	(2,700)
Distributions declared	—	—	—	(550)	—	(550)	(2,773)	(3,323)
Equity-based compensation	—	—	66	—	—	66	—	66
Unrealized gain on derivatives	—	—	—	—	452	452	3,751	4,203
Reclassification adjustment for amounts included in net loss	—	—	—	—	325	325	(44)	281
Net income (loss)	—	—	—	746	—	746	(7,271)	(6,525)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	382	—	—	382	(382)	—
Balance at September 30, 2026	$—	$6	$15,139	$(1,489)	$446	$14,102	$116,967	$131,069

	Par value
For the Nine Months Ended September 30, 2025	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2024	$—	$2	$5,242	$(464)	$(102)	$4,678
Proceeds from issuance of common stock	—	2	5,983	—	—	5,985
Offering costs	—	—	(309)	—	—	(309)
Proceeds from distribution reinvestment plan	—	—	81	—	—	81
Shares repurchased	—	—	(25)	—	—	(25)
Common stock distributions declared	—	—	—	(299)	—	(299)
Equity-based compensation	—	—	83	—	—	83
Net loss	—	—	—	(557)	—	(557)
Comprehensive loss from Operating Partnership	—	—	—	—	(166)	(166)
Balance at September 30, 2025	$—	$4	$11,055	$(1,320)	$(268)	$9,471

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2026 (Consolidated)	2025
Cash flows from operating activities:
Net loss	$(6,525)	$(557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,566	—
Amortization of debt discount	18	—
Amortization of acquired above- and below-market leases, net	198	—
Amortization of equity-based compensation	39	—
Amortization of finance lease right-of-use asset	30	—
Amortization of operating lease right-of-use assets	34	—
Straight-line income	(746)	—
Loss from equity method investment in Operating Partnership	463	557
Gain on consolidation of equity method investment	(2,140)	—
Changes in assets and liabilities:
Accounts and rent receivable	3	—
Other assets	(504)	—
Accounts payable and accrued expenses	1,046	—
Due to related parties	(849)	—
Operating lease liability	6	—
Other liabilities	892	—
Net cash flows provided by operating activities	2,531	—

Cash flows from investing activities:
Purchase of investment properties	(34,054)	—
Capital expenditures and tenant improvements	(203)	—
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	8,019	—
Investment in Operating Partnership	(1,488)	(5,906)
Proceeds from redemptions from Operating Partnership	73	25
Distributions from investment in Operating Partnership	135	191
Distributions from Operating Partnership for offering costs	12	10
Net cash flows used in investing activities	(27,506)	(5,680)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,143	5,906
Proceeds from credit facility	20,000	—
Proceeds from mortgage loan	17,900	—
Shares repurchased	(1,251)	(25)
Redemptions of noncontrolling interests	(2,157)	—
Payment of offering costs	(482)	(10)
Distributions paid to common stockholders	(323)	(191)
Distributions paid to noncontrolling interests	(2,779)	—
Payment of debt issuance costs	(220)	—
Cash paid for interest rate cap	(18)	—
Net cash flows provided by financing activities	33,813	5,680

Net increase in cash, cash equivalents and restricted cash	8,838	—
Cash, cash equivalents and restricted cash, at beginning of the period	—	—
Cash, cash equivalents and restricted cash, at end of the period	$8,838	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited, dollar amounts in thousands)

Supplemental disclosure of cash flow information:	Nine Months Ended September 30,
	2026 (Consolidated)	2025

Cash paid for interest	$6,139	$—

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$615	$46

Distribution reinvestment and investment in Operating Partnership	$217	$81

Redemptions payable	$442	$—

Equity-based compensation – Restricted stock issued and investment in Operating Partnership	$110	$83

Accrued distribution fee due to related party	$229	$252

Accrued capital expenditures	$398	$—

See accompanying notes to financial statements.

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2026

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

NOTE 1 – ORGANIZATION

Unless the context otherwise requires, the “Company” refers to IPC Alternative Real Estate Income Trust, Inc. and its consolidated subsidiaries.

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

The Company and the Operating Partnership are externally managed by IPC Alternative Real Estate Advisor, LLC (the “Advisor”), a Delaware limited liability company, an affiliate of Inland Real Estate Investment Corporation, a Delaware corporation (“IREIC”), pursuant to an Amended and Restated Advisory Agreement among the Company, the Operating Partnership and the Advisor (as may be amended or restated from time to time, the “Advisory Agreement”), which has been effective since August 28, 2025 and was renewed for another one-year term commencing August 30, 2026.

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

On September 28, 2023, the Company’s registration statement on Form S-11 (File No. 333-272750) (the “Registration Statement”) with respect to the Company’s public offering was declared effective by the SEC. The Company registered an offering of up to $1,250,000 in shares of common stock with the SEC, consisting of up to $1,000,000 in shares in its primary offering and up to $250,000 in shares pursuant to its Distribution Reinvestment Plan (the “Public Offering”). The Company is offering to sell any combination of four classes of shares of its common stock: Class T shares, Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees. The purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees.

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

On August 28, 2025, the Company commenced a private offering of up to $500,000 of its Class I shares, Class X-1 shares and Class X-2 shares of common stock to “accredited investors” as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the “Private Offering”). The purchase price per share for each class of common stock in the Private Offering will vary and will generally be the prior month’s NAV per share for such class. No upfront selling commissions, dealer manager fees or ongoing distribution fees will be paid with respect to purchases of Class I shares, Class X-1 shares and Class X-2 shares sold in the Private Offering. The Private Offering is being conducted pursuant to Rule 506(c) of Regulation D and other applicable exemptions. See Note 8 - “Equity” for further information.

On September 25, 2026, the Company filed a registration statement on Form S-11 (File No. 333-299131) (the “Follow-On Registration Statement”) for a follow-on public offering of up to $1,250,000 in shares of common stock with the SEC, consisting of up to $1,000,000 in shares of common stock in the primary offering and up to $250,000 in shares of common stock pursuant to the Company’s Distribution Reinvestment Plan (the “Follow-On Public Offering”). The Follow-On Registration Statement for the Company’s Follow-On Public Offering has not yet been declared effective under the Securities Act of 1933, as amended (the “Securities Act”) by the SEC, and the Company may not sell any shares pursuant to the Follow-On Registration Statement unless and until it becomes effective.

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

As of September 30, 2026, the Company owned 30 medical outpatient properties totaling 746,601 square feet, six self-storage properties totaling 426,930 square feet and one student housing property with 406 student housing beds. The properties owned as of September 30, 2026 are located in 13 states. The Company currently operates in three reportable segments: Healthcare, Self-Storage and Education.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 18, 2026, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, except as noted below.

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

Distributions received from equity method investments are classified in the statement of cash flows as either operating or investing activities based on the cumulative earnings approach. Under the cumulative earnings approach, the Company compares distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any distributions in excess of cumulative equity earnings are considered a return of investment and classified in investing activities.

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

Acquisitions

The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and should therefore be accounted for as a business combination or if the acquisition transaction should be accounted for as an asset acquisition. Under Business Combinations (Topic 805), an acquisition does not qualify as a business when (i) substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or (ii) the acquisition does not include a substantive process in the form of an acquired workforce or (iii) an acquired contract that cannot be replaced without significant cost, effort or delay. In accordance with ASC 805-10, Business Combinations, the Company accounted for the acquisition of the Operating Partnership as a business combination using the acquisition method of accounting.

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

In both a business combination and an asset acquisition, the Company allocates the purchase price to tangible and identifiable intangible assets or liabilities based on their respective fair values based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions. The acquisition date is the date on which control of the acquired entity or property is obtained. Transaction costs are expensed in a business combination and capitalized in an asset acquisition.

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

The fair value of the tangible assets consisting of land and buildings is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. If debt is assumed in an acquisition, the fair value of assumed debt is calculated based on the net present value of the mortgage payments using interest rates for debt with similar terms and maturities. Differences between the fair value and the stated value are recorded as a discount or premium and amortized over the remaining term using the effective interest method.

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

For the three and nine months ended September 30, 2026 and 2025, there were no impairment charges.

Restricted Cash

Amounts included in restricted cash represent those required to be set aside by lenders for real estate taxes, insurance, capital expenditures and tenant improvements on the Company’s existing properties. These amounts also include post-closing escrows for tenant improvements, leasing commissions, master lease, tenant security deposits, general repairs and maintenance, and are classified as restricted cash on the Company’s balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s balance sheets to such amounts shown on the Company’s Statements of Cash Flows:

	September 30,
	2026 (Consolidated)	2025
Cash and cash equivalents	$6,881	$—
Restricted cash	1,957	—
Total cash, cash equivalents, and restricted cash	$8,838	$—

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

Depreciation expense was $3,503 and $5,783 for the three and nine months ended September 30, 2026, respectively. Depreciation expense was $0 for the three and nine months ended September 30, 2025.

Debt Issuance Costs

Debt issuance costs are amortized as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgage loans payable.

Offering Costs

Offering costs include, but are not limited to, legal, accounting, printing and mailing fees, filing fees and certain personnel costs of the Advisor and affiliates of the Company attributable to the preparation of the Registration Statements and registration and qualification of the Company’s common stock under federal and state laws.

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

The Company’s cash equivalents, accounts receivable and payables and accrued expenses all approximate fair value due to the short term nature of these financial instruments. The Company’s financial instruments measured on a recurring basis include derivative interest rate instruments. See Note 15 – “Fair Value Measurements” for further information.

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

The Company records each derivative instrument either as an asset or a liability measured at its fair value at each reporting period. The Company does not use derivatives for trading or speculative purposes and all of its derivatives are currently designated as hedging instruments under the accounting requirements for derivatives and hedging. When hedge accounting is applied, the change in the fair value of derivatives designated and that qualify as cash flow hedges is (i) recorded in accumulated other comprehensive income (loss) and (ii) subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. If specific hedge accounting criteria are not met, changes in the Company’s derivative instruments’ fair value are recognized as an adjustment to net income.

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

Revenue Recognition

Rental revenue is recognized based on a number of factors, including the initial determination that the contract is or contains a lease. Generally, all of the Company’s contracts with tenants are, or contain leases, and therefore revenue is recognized on the lease commencement date when the leased asset has been made available for use by the lessee. At the commencement of a new lease, including new leases that arise from amendments, the Company assesses the terms and conditions of the lease to determine the appropriate lease classification under ASC 842. Generally, leases with tenants are accounted for as operating leases.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies guidance for hedge accounting, including grouping forecasted transactions by similar risk, hedging choose-your-rate debt, expanding eligibility for nonfinancial components, eliminating certain net written option tests, and addressing dual hedges. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-09 to have a material impact on the Company’s Consolidated Financial Statements.

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

The purchase price for the Operating Partnership was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The following table summarizes the purchase price allocation for the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value of the noncontrolling interests in the Operating Partnership as of the acquisition date:

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

NOTE 4 – Investment in OPERATING PARTNERSHIP

The Company did not have any equity method investments as of September 30, 2026. As described in Note 1 and Note 3, the Company’s investment in the Operating Partnership was accounted for as an equity method investment prior to May 1, 2026.

The following table details the Company’s contributions to the Operating Partnership during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026 (1)(2)	2025
Amount contributed	$—	$2,732	$1,606	$6,070
Units received:
Class T	—	66,809	19,851	124,457
Class D	—	2,325	293	21,646
Class I	—	46,683	35,113	108,640
Class X-1	—	—	13,923	—
(1)
On May 1, 2026, the Company consolidated the Operating Partnership. The table represents contributions prior to May 1, 2026.
(2)
Includes $27 for the issuance of Class I OP Units corresponding to the restricted share grants by the Company to its independent directors during the nine months ended September 30, 2026.

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
(2)
Excludes $1,352 of net basis difference. The basis difference originated from the difference between the contributions the Company made for its ownership interest in the Operating Partnership, which were based on fair value, and the book value of the Company’s share of the underlying total partners’ capital of the Operating Partnership. The Company amortized/accreted the basis difference on a straight-line basis consistent with the lives of the underlying assets. The net amortization of the basis difference was $0 and $11 for the three and nine months ended September 30, 2026, respectively, and is included within loss from equity method investment in Operating Partnership in the accompanying Statements of Operations and Comprehensive Income (Loss).

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

Profits and losses of the Operating Partnership are allocated to its unitholders in proportion to their ownership of the OP Units. The Company’s share of the Operating Partnership’s loss for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026 (1)	2025
IPC Alternative Real Estate Operating Partnership, LP	$—	$(246)	$(463)	$(557)
(1)
On May 1, 2026, the Company consolidated the Operating Partnership. The table represents the results of operations prior to May 1, 2026.

The following table provides the summarized balance sheet of the Operating Partnership as of April 30, 2026 and December 31, 2025:

	April 30, 2026	December 31, 2025
Total assets	$426,383	$431,720
Total liabilities	$320,063	$317,506
Total partners’ capital	$106,320	$114,214

The following table provides the summarized income statement of the Operating Partnership for the period from April 1, 2026 to April 30, 2026 and for the period from January 1, 2026 to April 30, 2026:

	Period from April 1, 2026 to April 30, 2026	Period from January 1, 2026 to April 30, 2026
Total revenues	$2,890	$11,520
Net loss	$(870)	$(4,431)

The following table provides the summarized income statement of the Operating Partnership for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total revenues	$8,312	$25,157
Net loss	$(3,031)	$(9,049)

NOTE 5 – ACQUISITIONS

2026 Acquisitions

On September 17, 2026, the Company acquired two self-storage properties for a total purchase price of $34,250. The following table provides further details of the properties acquired during the nine months ended September 30, 2026:

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
September 17, 2026	Pleasant Prairie	Pleasant Prairie, WI	Self-Storage	93,650	$21,670
September 17, 2026	West Bend	West Bend, WI	Self-Storage	82,525	$12,580
				176,175	$34,250

The above acquisitions were accounted for as asset acquisitions. The Company incurred $71 of total acquisition costs, which are capitalized in the accompanying balance sheet. These costs include third party due diligence costs such as appraisals, environmental studies and legal fees.

The following table represents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2026. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Nine Months Ended September 30, 2026
Land	$1,331
Building and improvements	31,464
Acquired in-place lease intangibles	1,526
Assumed liabilities, net	(267)
Purchase of investment properties	$34,054

The weighted-average amortization period for the acquired in-place lease intangibles of the properties acquired during the nine months ended September 30, 2026 was 0.5 years.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$34,681	$—
Acquired above-market lease value	7,228	—
Accumulated amortization	(5,214)	—
Acquired lease intangible assets, net	$36,695	$—
Intangible liabilities:
Acquired below-market lease value	$(13,219)	$—
Accumulated amortization	233	—
Acquired lease intangible liabilities, net	$(12,986)	$—

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

The following table summarizes the Company’s ground lease intangibles as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Acquired below-market ground lease intangibles, operating leases	$3,938	$—
Accumulated amortization	(24)	—
Acquired below-market ground lease intangibles, net	$3,914	$—

Acquired above-market ground lease intangibles, finance lease	$(66)	$—
Accumulated amortization	—	—
Acquired above-market ground lease intangibles, net	$(66)	$—

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

Amortization pertaining to acquired in-place lease value, above-/below-market ground leases and above-/below-market lease values is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,971	$—	$4,783	$—
Amortization recorded as a (reduction) increase to property operating expenses:
Above-market ground lease, finance lease	$—	$—	$—	$—
Below-market ground leases, operating leases	14	—	24	—
Net property operating expense increase	$14	$—	$24	$—
Amortization recorded as a (reduction) increase to rental revenue:
Acquired above-market leases	$(259)	$—	$(431)	$—
Acquired below-market leases	140	—	233	—
Net rental revenue reduction	$(119)	$—	$(198)	$—

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2026 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above- Market Leases	Below- Market Leases	Above- Market Ground Lease	Below- Market Ground Leases
2026 (remainder of the year)	2,399	258	(140)	—	14
2027	4,889	1,033	(560)	(1)	57
2028	3,762	975	(552)	(1)	57
2029	3,341	955	(539)	(1)	57
2030	2,981	894	(539)	(1)	57
Thereafter	12,525	2,683	(10,656)	(62)	3,672
Total	$29,897	$6,798	$(12,986)	$(66)	$3,914

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2026 and December 31, 2025, the Company had the following mortgage loans payable:

	September 30, 2026		December 31, 2025
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
CONA Mortgage Loan (maturity date October 29, 2027)
Variable rate with swap agreements	$95,000	4.99%	$—	—
BMO Mortgage Loan (maturity date September 30, 2028)
Variable rate with swap agreements	122,655	4.95%	—	—
Parkway UL Mortgage Loan (maturity date March 28, 2029)	27,759	5.94%	—	—
Parkway Storage Mortgage Loan (maturity date April 25, 2029)	24,635	5.80%	—	—
PNC Mortgage Loan (maturity date September 17, 2031)
Variable rate with cap agreement	17,900	5.30%	—	—
Total debt before discount including impact of interest rate swaps/caps	287,949		—
Less: Unamortized debt discount	(68)		—
Less: Unamortized debt issuance costs	(217)		—
Total mortgage loans payable, net	$287,664		$—

The Company’s indebtedness bore interest at a weighted average interest rate of 5.15% per annum as of September 30, 2026, which includes the effects of interest rate swap and cap contracts. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt, excluding unamortized debt discount and unamortized debt issuance costs, was $287,949 and $0 as of September 30, 2026 and December 31, 2025, respectively, and its estimated fair value was $287,601 and $0 as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, maturities of the Company’s debt were as follows:

September 30, 2026
Maturities by Year:	Maturities of Mortgage Loans
2026 (remainder of the year)	$—
2027	95,000
2028	122,655
2029	52,394
2030	—
Thereafter	17,900
Total	$287,949

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

As of September 30, 2026, the Company had $95,000 outstanding under the CONA Mortgage Loan. The CONA Mortgage Loan requires interest only payments. The principal balance of the CONA Mortgage Loan accrues interest at (i) the applicable one-month term secured overnight financing rate (“Term SOFR”) plus (ii) 1.95%. The CONA Mortgage Loan matures on October 29, 2027, and the Company has the option to extend the maturity date for three additional twelve month periods subject to the payment of certain fees and expenses and certain other conditions.

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

The CONA Mortgage Loan requires compliance with certain covenants, including a minimum project yield requirement and a guarantor's net worth requirement. It also contains customary default provisions including the failure to comply with the Company’s covenants and the failure to pay when amounts outstanding under the CONA Mortgage Loan become due. As of September 30, 2026, the Company was in compliance with all financial covenants related to the CONA Mortgage Loan.

BMO Mortgage Loan

On September 30, 2021, the Operating Partnership, through certain subsidiaries as borrowers, entered into a loan agreement (the “BMO Loan Agreement”) with BMO Harris Bank N.A. (“BMO”), individually and as administrative agent, and other lenders from time to time, parties to the BMO Loan Agreement (the “BMO Mortgage Loan”). The BMO Loan Agreement was amended on January 26, 2026 (the “BMO Loan Amendment”). The BMO Loan Amendment extended the maturity date of the BMO Mortgage Loan by 24 months from September 30, 2026 to September 30, 2028, with no further extension options available.

The BMO Mortgage Loan is collateralized by all the respective properties, rights, interests, and privileges from time to time subject to the liens granted to BMO for the benefit of the lenders, or any security trustee therefor, by the collateral documents.

As of September 30, 2026, the Company had $122,655 outstanding under the BMO Mortgage Loan. The BMO Mortgage Loan requires interest only payments. The principal balance of the BMO Mortgage Loan accrues interest at (i) the applicable Term SOFR plus (ii) 2.10%.

IPC has guaranteed (1) any losses that the administrative agent and lenders may incur as a result of the occurrence of certain bad acts of the Company and (2) the repayment of the BMO Mortgage Loan upon the occurrence of certain other significant events, including bankruptcy. Additionally, the Company and IPC have agreed to indemnify the lenders against certain environmental liabilities.

The BMO Mortgage Loan requires compliance with certain covenants, including a minimum debt yield requirement, a distribution limitation, a limitation on the use of leverage and restrictions on indebtedness. It also contains customary default provisions including the failure to comply with the Company’s covenants and the failure to pay amounts outstanding under the BMO Mortgage Loan when due. As of September 30, 2026, the Company was in compliance with all financial covenants related to the BMO Mortgage Loan.

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

As of September 30, 2026, the Company had $27,759 outstanding under the Parkway UL Mortgage Loan. On March 28, 2026, the Operating Partnership entered into a loan modification that extended the maturity date of the Parkway UL Mortgage Loan from March 28, 2026 to March 28, 2029 and modified the interest rate from 5.80% to 5.94% per annum.

The Parkway UL Mortgage Loan contains customary default provisions including the failure to pay amounts outstanding under the Parkway UL Mortgage Loan when due. The Parkway UL Mortgage Loan is collateralized by the underlying property.

Parkway Storage Mortgage Loan

On April 26, 2024, the Operating Partnership entered into a loan agreement with Parkway for an aggregate principal amount of $28,000 (the “Parkway Storage Mortgage Loan”). On April 25, 2026, the Operating Partnership entered into a loan modification that extended the maturity date of the Parkway Storage Mortgage Loan to April 25, 2029, with the fixed interest rate of 5.80% per annum remaining unchanged. In connection with the modification, the Operating Partnership made a principal repayment of $3,365. As of September 30, 2026, the Company had $24,635 outstanding under the Parkway Storage Mortgage Loan. The Parkway Storage Mortgage Loan requires interest-only payments until the maturity date, at which point the outstanding principal and interest are due.

The Parkway Storage Mortgage Loan contains customary default provisions including the failure to pay amounts outstanding under the Parkway Storage Mortgage Loan when due. The Parkway Storage Mortgage Loan is collateralized by four self-storage properties (the “Storage Properties”).

PNC Mortgage Loan

On September 17, 2026, the Company, through certain subsidiaries as borrowers, entered into a loan agreement with PNC Bank, National Association (“PNC”) (the “PNC Mortgage Loan”). The PNC Mortgage Loan provided initial borrowings of $17,900 to finance the acquisition of two self-storage properties located in West Bend and Pleasant Prairie, Wisconsin. Subject to PNC’s approval and the satisfaction of certain conditions, the PNC Mortgage Loan may be increased to finance additional qualifying real estate acquisitions, provided that total outstanding borrowings do not exceed $100,000. The PNC Mortgage Loan matures on September 17, 2031. The PNC Mortgage Loan is collateralized by the respective properties.

As of September 30, 2026, the Company had $17,900 outstanding under the PNC Mortgage Loan. The PNC Mortgage Loan requires monthly interest-only payments, with the outstanding principal balance due at maturity. The principal balance accrues interest at Daily Simple SOFR plus 1.50%.

The PNC Mortgage Loan requires compliance with certain covenants, including a minimum debt service coverage ratio, and restrictions on transfers of the properties and changes in ownership or control. It also contains customary default provisions, including the failure to comply with applicable covenants and the failure to pay amounts outstanding when due. As of September 30, 2026, the Company was in compliance with all financial covenants related to the PNC Mortgage Loan.

Interest Rate Swap and Cap Agreements

The Company entered into interest rate swaps to fix a portion of its floating SOFR-based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest rate swaps. See Note 15 – “Fair Value Measurements” for further information.

The Company entered into an interest rate cap to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows on a portion of the Company’s floating-rate debt. See Note 15 - “Fair Value Measurements” for further information.

All of the Company’s interest rate swap and cap contracts are accounted for as cash flow hedges for accounting purposes.

The following table summarizes the Company’s interest rate swap and cap contracts outstanding as of September 30, 2026:

	Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate / Strike Price	Notional Amount	Fair Value at September 30, 2026 (b)
Assets
Interest rate swap agreements
CONA Mortgage Loan swap	October 27, 2025	November 3, 2025	September 28, 2028	1-month Term SOFR	3.04%	$95,000	$2,913
BMO Mortgage Loan swap	January 27, 2026	January 2, 2026	September 30, 2028	1-month Term SOFR	2.85%	122,655	4,220
						$217,655	$7,133
Interest rate cap agreements
PNC Mortgage Loan cap	September 17, 2026	September 17, 2026	October 1, 2027	SOFR (2-business-day lookback)	5.50%	$17,900	$12
						$17,900	$12
(a)
As of September 30, 2026, the 1-month Term SOFR was 3.92% and SOFR (2-business-day lookback) was 3.90%.
(b)
The fair value of interest rate swap and cap agreements is included within other assets in the consolidated balance sheet.

The table below presents the effect of the Company’s derivative financial instruments on the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships:	2026	2025	2026	2025
Effective portion of derivatives	$2,890	$—	$4,203	$—
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(39)	$—	$281	$—

The total amount of interest expense presented on the Consolidated Statements of Operations and Comprehensive Income (Loss) was $4,164 and $6,866 for the three and nine months ended September 30, 2026, respectively. The net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next 12 months is $1,728.

NOTE 8 – EQUITY

The following table presents the number of shares of each class of the Company’s common stock authorized, issued and outstanding as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026		December 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T, $0.01 par value per share	400,000,000	159,546	400,000,000	176,028
Class S, $0.01 par value per share	400,000,000	—	400,000,000	—
Class D, $0.01 par value per share	400,000,000	31,597	400,000,000	24,491
Class I, $0.01 par value per share	400,000,000	403,321	400,000,000	347,759
Class X-1, $0.01 par value per share	200,000,000	53,291	200,000,000	4,298
Class X-2, $0.01 par value per share	200,000,000	—	200,000,000	—
Class A, $0.01 par value per share	100,000,000	—	100,000,000	—

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

The Company is not offering Class A shares in the Offerings, and the Company had no Class A shares outstanding as of September 30, 2026. If the Company were to issue shares in exchange for Class A OP Units, the Company would expect to issue Class A shares with economic features that mirror those of Class A OP Units, including class-specific allocations for the management fee to the Company’s Advisor and the performance participation allocation to IPC REIT Special Limited Partner, LP (the “Special Limited Partner”). See Note 12 – “Transactions with Related Parties” for further information.

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

There were $75 and $217 of distributions reinvested through the DRP during the three and nine months ended September 30, 2026, respectively. There were $48 and $81 of distributions reinvested through the DRP during the three and nine months ended September 30, 2025, respectively.

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

There were $1,025 and $1,251 of repurchases through the SRP during the three and nine months ended September 30, 2026, respectively. There were $25 of repurchases through the SRP during the three and nine months ended September 30, 2025.

Share Activity for Common Stock and Preferred Stock

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock for the three months ended September 30, 2026 and 2025:

For the three months ended September 30, 2026	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	201,136	—	31,294	381,633	39,479	—	—
Issuance of shares	—	618	—	—	18,842	11,699	—	—
Distribution reinvestment	—	1,029	—	303	1,744	104	—	—
Issuance of restricted shares (Note 13)	—	—	—	—	3,538	—	—	—
Conversion of shares	—	—	—	—	(2,009)	2,009	—	—
Shares repurchased	—	(43,237)	—	—	(427)	—	—	—
Ending balance	—	159,546	—	31,597	403,321	53,291	—	—

For the three months ended September 30, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	78,823	—	21,587	252,223	—	—	—
Issuance of shares	—	66,035	—	2,134	42,053	—	—	—
Distribution reinvestment	—	774	—	191	1,082	—	—	—
Issuance of restricted shares (Note 13)	—	—	—	—	3,548	—	—	—
Shares repurchased	—	—	—	—	(1,092)	—	—	—
Ending balance	—	145,632	—	23,912	297,814	—	—	—

The following tables detail the change in the Company’s outstanding shares of all classes of common and preferred stock for the nine months ended September 30, 2026 and 2025:

For the nine months ended September 30, 2026	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	176,028	—	24,491	347,759	4,298	—	—
Issuance of shares	—	26,294	—	6,365	54,964	46,880	—	—
Distribution reinvestment	—	3,463	—	741	4,952	104	—	—
Issuance of restricted shares (Note 13)	—	—	—	—	4,710	—	—	—
Conversion of shares	—	—	—	—	(2,009)	2,009	—	—
Shares repurchased	—	(46,239)	—	—	(7,055)	—	—	—
Ending balance	—	159,546	—	31,597	403,321	53,291	—	—

For the nine months ended September 30, 2025	Preferred Stock	Common Stock Class T	Common Stock Class S	Common Stock Class D	Common Stock Class I	Common Stock Class X-1	Common Stock Class X-2	Common Stock Class A
Beginning balance	—	21,175	—	2,266	190,266	—	—	—
Issuance of shares	—	123,489	—	21,335	102,967	—	—	—
Distribution reinvestment	—	968	—	311	2,125	—	—	—
Issuance of restricted shares (Note 13)	—	—	—	—	3,548	—	—	—
Shares repurchased	—	—	—	—	(1,092)	—	—	—
Ending balance	—	145,632	—	23,912	297,814	—	—	—

Distributions

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the nine months ended September 30, 2026. The gross distribution was reduced each month for Class T shares and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class.

For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see Note 12 – “Transactions with Related Parties” below. As of September 30, 2026, the Company had not issued any shares of Class S or Class X-2 common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares	Class X-1 Shares
Aggregate gross distributions declared per share	$0.9378	$0.9378	$0.9378	$0.9378
Distribution fee per share	0.1492	0.0440	N/A	N/A
Net distributions declared per share	$0.7886	$0.8938	$0.9378	$0.9378

The table below presents the aggregate gross and net distributions declared per share for each applicable class of common stock during the nine months ended September 30, 2025. The gross distribution was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s common stock, please see Note 12 – “Transactions with Related Parties” below. As of September 30, 2025, the Company had not issued any shares of Class S, Class X-1 or Class X-2 common stock. The table excludes distributions for any month for a class of shares of common stock when there were no shares of that class outstanding on the applicable record date.

	Class T Shares	Class D Shares	Class I Shares
Aggregate gross distributions declared per share	$0.9378	$0.9378	$0.9378
Distribution fee per share	0.1513	0.0448	N/A
Net distributions declared per share	$0.7865	$0.8930	$0.9378

NOTE 9 – NONCONTROLLING INTERESTS

As of September 30, 2026, the Operating Partnership had issued OP Units to third-party investors, representing 89.1% of limited partnership interests. The limited partnership interests of these third-party investors are reflected in noncontrolling interests on the Consolidated Balance Sheet. The following tables summarize the number of OP Units issued and outstanding to third-party investors for the three and nine months ended September 30, 2026:

Three Months Ended September 30, 2026
Balance at beginning of period	5,338,812
Redemption of units	(41,324)
Balance at end of period	5,297,488

Nine Months Ended September 30, 2026
Balance at beginning of period	—
Noncontrolling interests recognized upon consolidation of equity method investment	5,358,257
Redemption of units from May 1, 2026 through September 30, 2026	(60,769)
Balance at end of period	5,297,488

Pursuant to the Operating Partnership’s partnership agreement, after holding OP Units for at least two years (or such shorter period as consented to by the Company), OP Unit holders have the right to require the Company to redeem all or a portion of such OP Units for, at the Company’s discretion, cash or common stock.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (the “Common Shares”). Diluted EPS is computed by dividing net income attributable to common stockholders by the Common Shares plus Common Share equivalents (“Diluted EPS”). The Company’s Common Share equivalents are unvested restricted shares. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for Diluted EPS. As a result of a net loss for the three months ended September 30, 2026, no additional shares related to restricted shares were included in the computation of Diluted EPS. For the nine months ended September 30, 2026, 2,942 shares were included in the computation of Diluted EPS. As a result of a net loss for both the three and nine months ended September 30, 2025, no additional shares related to restricted shares were included in the computation of Diluted EPS.

NOTE 11 – LEASES

Rental Revenue as a Lessor

The Company leases its 30 medical outpatient properties, six self-storage properties and one student housing property under long-term and short-term operating leases. The remaining lease terms for the Company’s medical outpatient leases, as of September 30, 2026, range from 1.4 years to 14.3 years. The leases for self-storage units generally are on a month-to-month basis. The Company’s student housing leases generally have lease terms of approximately one year.

Medical outpatient leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses recoverable under the terms of the lease, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Self-storage units are leased to individual tenants under lease agreements, which generally are on a month-to-month basis. Student housing properties are typically leased by the bed on an individual lease liability basis and require the tenant to pay fixed base rent monthly in advance and reimburse the Company for certain costs incurred by the Company (primarily the tenant’s share of utilities expenses). Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As per ASC 842, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental revenue. The combined lease component and reimbursements for insurance and taxes are reported as rental revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated statements of operations and comprehensive income (loss).

Rental revenue related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenue - fixed payments	$7,523	$—	$12,609	$—
Rental revenue - variable payments (a)	736	—	1,280	—
Amortization of acquired above- and below-market leases, net	(119)	—	(198)	—
Rental revenue	$8,140	$—	$13,691	$—

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The table below presents future base rent payments, excluding variable lease payments, to be received under the Company’s operating leases as of September 30, 2026 for the years indicated, assuming no early terminations or expiring leases are renewed. Leases for the self-storage properties are generally on a month-to-month basis and leases for the student housing properties generally have lease terms of approximately one year. Accordingly, these leases are excluded from the table below.

Lease Payments
2026 (remainder of the year)	$5,037
2027	20,427
2028	19,919
2029	19,413
2030	18,577
Thereafter	74,746
Total	$158,119

Concentration of Credit Risk

Revenue Concentration

The table below shows the Company’s revenue concentration from tenants as a percentage of the Company’s total revenues for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tenant	2026	2025	2026	2025
Ironwood Physicians, P.C.	16%	—	16%	—
Memorial Hermann Health System	12%	—	12%	—

Geographic Concentration

As of September 30, 2026, Arizona, Texas and Connecticut represented approximately 27%, 26% and 15%, respectively, of the Company’s total rentable square feet of medical outpatient properties.

As of September 30, 2026, Wisconsin, Alabama and Georgia represented approximately 41%, 36% and 23%, respectively, of the Company’s total rentable square feet of self-storage properties.

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

Jordan Valley Medical Center Ground Lease

The Jordan Valley Medical Center ground lease, which commenced on October 8, 2015 and extends through October 7, 2114 with three 15-year renewal options (which the Company assumes will be exercised), was assumed as part of a property purchased by Healthcare Portfolio II DST (“Healthcare II DST”) on January 23, 2017. When Healthcare II DST assumed the lease, Healthcare II DST considered the lease terms and lease classification and accounted for the ground lease as an operating lease. The entire rent for the ground lease was paid before the lease was assumed. Accordingly, no lease liability has been recorded in the Consolidated Financial Statements. Upon consolidation on May 1, 2026, the Company reconsidered the lease terms and recorded an operating lease right-of-use asset of $301, which represents the acquired below-market ground lease intangibles.

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

The table below shows the remaining lease term, including extensions, as of September 30, 2026, for the leases where the Company is a lessee:

Ground Lease	Remaining Lease Term (in years)
Phoenix Property	66
Jordan Valley Medical Center	133
Saint Elizabeth Medical Center	81

For the three and nine months ended September 30, 2026, total rent expense was $92 and $154, respectively, recorded in property operating expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The table below shows the cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating cash flows - operating leases	$17	$—	$28	$—
Operating cash flows - finance leases	$27	$—	$44	$—

For the three and nine months ended September 30, 2026 and 2025, total finance lease cost was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of finance lease right-of-use asset	$18	$—	$30	$—
Interest on finance lease liability	34	—	57	—
Total finance lease cost	$52	$—	$87	$—

The table below shows the Company’s finance lease right-of-use asset, net of amortization as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Finance lease right-of-use asset, gross	$1,614	$—
Accumulated amortization	(30)	—
Finance lease right-of-use asset, net of amortization	$1,584	$—

Lease payments for the ground leases as of September 30, 2026 for each of the five succeeding years and thereafter is as follows:

	Operating	Finance
2026 (remainder of the year)	$17	$26
2027	67	121
2028	70	121
2029	73	121
2030	73	121
Thereafter	6,612	16,461
Total undiscounted lease payments	$6,912	$16,971
Less: Amount representing interest	(5,850)	(15,278)
Present value of lease liability	$1,062	$1,693

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the related party transactions for the three and nine months ended September 30, 2026 and 2025. Certain compensation and fees payable to the Advisor for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2026	2025	2026	2025	September 30, 2026	December 31, 2025
General and administrative reimbursements	(a)	$277	$—	$397	$—	$164	$—
Loan costs	(b)	$15	$—	$15	$—	$15	$—
Acquisition-related costs	(c)	$47	$—	$47	$—	$40	$—
Interest expense	(d)	$191	$—	$287	$—	$85	$—
Offering costs	(e)	$(40)	$—	$9	$—	$236	$—

Property management fees		$191	$—	$318	$—	$22	$—
Property operating expenses		140	—	236	—	2	—
Construction management fees		26	—	26	—	7	—
Total property management-related costs	(f)	$357	$—	$580	$—	$31	$—

Advisor management fee	(g)	$209	$—	$349	$—	$71	$—

Performance participation allocation		$(871)	$—	$(789)	$—	$—	$—
(a)
The Advisor and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Advisor or its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Unpaid amounts are included in “due to related parties” on the Consolidated Balance Sheet.
(b)
The Advisor and its related parties are entitled to reimbursement for certain legal costs and financing fees related to securing financing for the Company. Such costs are capitalized as debt issuance costs on the Consolidated Balance Sheet and amortized into interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the related financing. Unpaid amounts are included in “due to related parties” on the Consolidated Balance Sheet.
(c)
The Advisor and its related parties are reimbursed for acquisition and transaction-related costs of the Advisor and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. All of the $47 related party acquisition costs incurred during the three and nine months ended September 30, 2026 are capitalized in the Consolidated Balance Sheet. See Note 5 - “Acquisitions” for further information.
(d)
The Company incurs interest expense on the amounts drawn under the Credit Facility (as defined below) with IPC. See “Related Party Line of Credit” below for further information on the Credit Facility.
(e)
The Company pays offering costs to certain related parties attributable to the preparation of the Registration Statements and registration and qualification of the Company’s common stock under federal and state laws. Unpaid amounts are included in “due to related parties” on the Consolidated Balance Sheet.

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

Offering costs were negative for the three months ended September 30, 2026 due to the write-off of previously recognized offering costs related to distribution fees on Class T shares that were redeemed during the three months ended September 30, 2026.

(f)
For each property that is managed by Inland Commercial Real Estate Services LLC (“Inland Commercial”), the Company pays a monthly property management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, 5.0% of the base rent for one of the properties, and up to 3.9% of the gross income from any other property type. Inland Commercial may, in its sole discretion, waive fees with respect to a particular property. For each property that is managed directly by Inland Commercial or its affiliates, the Company pays Inland Commercial a separate leasing fee, if applicable. Further, in the event that the Company engages Inland Commercial to provide construction management services for a property, the Company pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the Consolidated Balance Sheet. The Company also reimburses Inland Commercial and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for Inland Commercial and its affiliates, but excluding the salaries, bonuses and benefits of persons who also serve as an executive officer of Inland Commercial or the Company.

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

Property management fees and reimbursable expenses are included in property operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Unpaid amounts are included in “due to related parties” on the Consolidated Balance Sheet.

(g)
Per the Advisory Agreement, the Company or the Operating Partnership pays the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 OP Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 OP Units and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership. The management fee is included in the Advisor management fee in the Consolidated Statements of Operations and Comprehensive Income (Loss). Unpaid amounts are included in “due to related parties” on the Consolidated Balance Sheet.

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

The Special Limited Partner is not entitled to a performance participation allocation with respect to Class X-2 OP Units. The performance participation allocations are subject to a loss carryforward which initially equaled zero and is cumulatively increased by the absolute value of any negative annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable) and decreased by any positive annual Total Return, Class X-1 Total Return or Class A Total Return (as applicable), provided that the loss carryforward amount shall at no time be less than zero and provided further that the calculation of the loss carryforward amount will exclude the Total Return, Class X-1 Total Return or Class A Total Return (as applicable) related to any OP Units redeemed during the year, which are subject to the performance participation allocation upon redemption. Such allocations to the Special Limited Partner will accrue monthly and will be paid annually in cash or Class I OP Units at the election of the Special Limited Partner. The performance participation allocations are a class-specific accrual. On August 31, 2026, the Special Limited Partner irrevocably waived its right to receive the performance participation allocation for the fiscal year ending December 31, 2026. As a result, as of August 31, 2026, the Company reversed $1,012 of accrued performance participation allocation. As of both September 30, 2026 and 2025, the Special Limited Partner had accrued a performance participation allocation of $0. Absent the waiver, the Special Limited Partner would have accrued a performance participation allocation of $1,265 as of September 30, 2026.

Related Party Line of Credit

On October 27, 2023, the Operating Partnership entered into a Revolving Credit Facility Loan Agreement (the “Credit Agreement”) and a Revolving Promissory Note (together with the Credit Agreement, as amended from time to time, the “Credit Facility”) with IPC, as lender.

The Credit Facility originally provided for loan advances in an aggregate amount not to exceed $22,500 (the “Original Loan”). On August 6, 2026, the Operating Partnership and IPC modified the Credit Facility to extend its maturity date to November 30, 2027 and to increase the maximum aggregate loan advances to $40,000 (the “Modified Loan”). The additional $17,500 of borrowing capacity provided by the modification may be used solely to acquire investments and pay related costs and expenses and, to the extent repaid, may not be reborrowed. The daily balance of the Loan under the Credit Facility bears interest at a rate of 4.25% per annum; however, in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. The Company has the right to prepay all or any part of the Loan at any time upon five days’ notice to IPC. Except with respect to the additional $17,500 of borrowing capacity described above, the Credit Facility acts in the manner of a revolving credit facility wherein prepayments from the Company shall be available for funding future advances to the Company.

As of September 30, 2026, the Company had an outstanding balance of $33,000 on the Credit Facility.

Class A OP Units held by Affiliates

As of both September 30, 2026 and December 31, 2025, 75,484 Class A OP Units, which represents 1.45% and 1.40%, respectively, of the total Class A OP Units, were held by IPC and its affiliates.

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

Other assets

As of September 30, 2026 and December 31, 2025, other assets include prepaid expenses of $5 and $0, respectively, to Devon.

Distribution fees payable

As of December 31, 2025, $250 of distribution fees payable to the Dealer Manager were reflected as due to related party, and the corresponding receivable from the Operating Partnership was reflected as a receivable from the Operating Partnership on the accompanying Balance Sheet.

Related Party Share Ownership

As of both September 30, 2026 and December 31, 2025, IREIC and its affiliates held 107,634 Class I shares in the Company.

NOTE 13 – EQUITY-BASED COMPENSATION

The table below summarizes total stock grants made at each grant date as of September 30, 2026 with a vesting date after January 1, 2025:

Grant Date	Class of common stock granted	Total number of shares granted	Grant Date Fair Value Per Share	Total Fair Value of Grant	Vesting Date
3/19/2024	Class I	2,387	$25.01	$60	3/19/2025
8/1/2024	Class I	3,335	$24.89	$83	8/1/2025
8/1/2025	Class I	3,548	$23.39	$83	8/1/2026
1/6/2026	Class I	1,172	$23.15	$27	1/6/2027
9/1/2026	Class I	3,538	$23.46	$83	9/1/2027

Under the Company’s Director Compensation Plan (the “DCP”), restricted shares generally vest over a one-year period from the date of the grant, subject to the specific terms of the grant. Restricted shares are included in common stock outstanding on the date of grant. Compensation expense associated with the restricted shares issued under the DCP was $21 and $39 for the three and nine months ended

September 30, 2026, respectively. As of September 30, 2026, the Company had $83 of unrecognized compensation expense related to the restricted shares issued, in the aggregate. The weighted average remaining period that unrecognized compensation expense related to such shares will be recognized is 0.9 years. The total fair value at the vesting date for restricted shares that vested during the three and nine months ended September 30, 2026 was $83. The total fair value at the vesting date for restricted shares that vested during the three and nine months ended September 30, 2025 was $78 and $136, respectively.

A summary of the status of the restricted shares granted under the DCP is presented below:

Restricted Shares
Outstanding at December 31, 2025	3,548
Granted	4,710
Vested	(3,548)
Outstanding at September 30, 2026	4,710

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2026 and December 31, 2025, the Company was not subject to any material litigation or aware of any pending or threatened material litigation.

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

NOTE 15 – FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the balance sheets as of September 30, 2026 and December 31, 2025:

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2026
Interest rate swap agreements - Other assets	$—	$7,133	$—	$7,133
Interest rate cap agreement - Other assets	$—	$12	$—	$12

December 31, 2025
Interest rate swap agreements - Other assets	$—	$—	$—	$—

The fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements which utilize Level 3 inputs, such as estimates of current credit spreads. The Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative interest rate swap and cap agreements and therefore has classified these in Level 2 of the hierarchy.

NOTE 16 – SEGMENT REPORTING

As of September 30, 2026, the Company operates in three reportable segments: Healthcare, Self-Storage and Education. Prior to the consolidation on May 1, 2026, the Company operated as one reportable segment. Following the consolidation, the Company assesses each segment’s performance individually in making operational decisions. Factors used to determine the Company’s reportable segments include the physical and economic characteristics of the properties and the related operating activities. The accounting policies of the segments are the same as those described in the summary of significant accounting policies for the Company. The Chief Operating Decision Maker (“CODM”) relies on segment net operating income to make decisions about allocating resources and assessing segment performance. Segment net operating income is the key performance metric that captures the unique operating characteristics of each segment. The Company defines segment net operating income as total revenues less property operating expenses and real estate tax expense attributable to the segment. The significant segment expenses provided to the CODM are property operating expenses and the real estate tax expense, which are both disclosed in the tables below. The Company’s CODM is the Chief Executive Officer.

The following table details the total assets by reportable segment as of September 30, 2026:

September 30, 2026
Healthcare	$354,824
Self-Storage	71,043
Education	42,951
Corporate and other	7,046
Total assets	$475,864

The following table details the financial results by reportable segment for the three months ended September 30, 2026:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$6,044	$990	$1,106	$8,140
Other property revenue	—	108	—	108
Total revenues	6,044	1,098	1,106	8,248

Expenses:
Property operating expenses	518	440	701	1,659
Real estate tax expense	238	98	116	452
Total expenses	756	538	817	2,111

Segment net operating income	$5,288	$560	$289	$6,137

Depreciation and amortization	$(3,894)	$(1,479)	$(1,101)	$(6,474)

General and administrative expenses				$(1,020)
Advisor management fee				(209)
Performance participation allocation				871
Interest expense				(4,164)
Interest and other income				15
Net loss				$(4,844)

The following table details the financial results by reportable segment for the nine months ended September 30, 2026:

	Healthcare	Self-Storage	Education	Total
Revenues:
Rental revenue	$10,222	$1,566	$1,903	$13,691
Other property revenue	1	179	—	180
Total revenues	10,223	1,745	1,903	13,871

Expenses:
Property operating expenses	929	685	1,076	2,690
Real estate tax expense	424	149	193	766
Total expenses	1,353	834	1,269	3,456

Segment net operating income	$8,870	$911	$634	$10,415

Depreciation and amortization	$(6,490)	$(2,241)	$(1,835)	$(10,566)

Loss from equity method investment in Operating Partnership				$(463)
Gain on consolidation of equity method investment				2,140
General and administrative expenses				(1,648)
Advisor management fee				(349)
Performance participation allocation				789
Interest expense				(6,866)
Interest and other income				23
Net loss				$(6,525)

NOTE 17 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred through the issuance of these financial statements to determine whether any of these events required disclosure in the financial statements.

Distributions

On October 29, 2026, the Company announced that the Board of Directors authorized a distribution to stockholders of record as of October 31, 2026, that the Company paid on or about November 4, 2026, for each class of its common stock in the amount per share set forth below:

	Gross Distribution	Distribution Fee	Net Distribution
Class T Common Stock	$0.1042	$0.0172	$0.0870
Class D Common Stock	$0.1042	$0.0051	$0.0991
Class I Common Stock	$0.1042	N/A	$0.1042
Class X-1 Common Stock	$0.1042	N/A	$0.1042

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

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at ipcaltreit.com from time to time, as information is updated and new information is posted. The information contained on, or accessible through, our website is not incorporated by reference into, and does not constitute a part of, this Quarterly Report on Form 10-Q.

Overview

We are a Maryland corporation that intends to invest in a diversified portfolio of stabilized, income-generating commercial real estate across alternative property types, with a non-exclusive focus on self-storage facilities, student housing properties and healthcare-related properties. Healthcare-related assets may include medical outpatient buildings, ambulatory surgery centers, senior living communities and life science and laboratory facilities. We may also invest in value-add or other development projects in these asset classes, potentially through a variety of ownership structures, including but not limited to direct ownership, joint ventures, co-investment opportunities, preferred equity positions and others. We were originally formed on June 17, 2021, as a Delaware limited liability company named “Inland Private Capital Alternative Assets Fund, LLC.” We converted to a Maryland corporation on June 12, 2023 and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2024. Until that time, we were subject to taxation at regular corporate rates under the Internal Revenue Code of 1986, as amended (the “Code”). We are the sole general partner of IPC Alternative Real Estate Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership, and we own substantially all of our assets through the Operating Partnership.

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

Effective May 1, 2026, following the contribution of capital raised as a result of the May 1, 2026 closing in our Public Offering, we determined that our investment in the Operating Partnership was significant to the Operating Partnership, as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result, effective May 1, 2026, we consolidated the Operating Partnership. As of September 30, 2026, we hold 159,546 Class T OP Units, 31,597 Class D OP Units, 403,321 Class I OP Units and 53,291 Class X-1 OP Units, representing a total 10.9% controlling interest in the Operating Partnership. We expect to continue to invest our capital and all our proceeds from the Offerings in the Operating Partnership and hold no other assets other than OP Units.

On September 17, 2026, we acquired two self-storage properties for a total purchase price of $34.3 million. The properties have a total square footage of 176,175 and are located in Wisconsin. The acquisition was financed through proceeds from the Credit Facility and through the PNC Mortgage Loan (both described below).

On September 25, 2026, we filed a registration statement on Form S-11 (File No. 333-299131) (the “Follow-On Registration Statement”) for a follow-on public offering of up to $1.25 billion in shares of common stock with the SEC, consisting of up to $1.0 billion in shares in our primary offering and up to $250 million in shares pursuant to our Distribution Reinvestment Plan (the “Follow-On Public Offering”). The Follow-On Registration Statement for our Follow-On Public Offering has not yet been declared effective, and we may not sell any shares pursuant to the Follow-On Registration Statement unless and until it becomes effective. The Follow-On Offering is separate from our current Offerings (as defined above).

As of September 30, 2026 and December 31, 2025, we had total assets of $475.9 million and $11.3 million, respectively. As of September 30, 2026, we owned 30 medical outpatient properties totaling 746,601 square feet, six self-storage properties totaling 426,930 square feet and one student housing property with 406 student housing beds. The properties owned as of September 30, 2026 are located in 13 states. A majority of our medical outpatient properties are single-tenant medical outpatient properties. For the nine months ended September 30, 2026, medical outpatient properties, self-storage properties and the student housing property represented 73.7%, 12.6% and 13.7%, respectively, of our total revenues. As of September 30, 2026, medical outpatient properties, self-storage properties and the student housing property were 97.7%, 90.3% and 73.9% leased, respectively. We have no employees.

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

We, the Operating Partnership and our advisor, IPC Alternative Real Estate Advisor, LLC (the “Advisor”) are parties to an Amended and Restated Advisory Agreement (as may be amended or restated from time to time, the “Advisory Agreement”), which has been effective since August 28, 2025 and was renewed for another one-year term commencing August 30, 2026. Pursuant to the Advisory Agreement, the Advisor is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board of Directors. The Advisory Agreement provides that we will pay the Advisor a management fee equal to (i) 1.25% of aggregate NAV of the Operating Partnership attributable to outstanding Class T OP Units, Class S OP Units, Class D OP Units and Class I OP Units of the Operating Partnership, (ii) 1.00% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-1 OP Units, (iii) 0.75% of the aggregate NAV of the Operating Partnership attributable to outstanding Class X-2 OP Units, and (iv) 0.50% of the aggregate NAV of the Operating Partnership attributable to outstanding Class A OP Units, in each case per annum payable monthly in arrears. The management fee may be paid, at the Advisor’s election, in cash, Class I shares of the Company or Class I OP Units of the Operating Partnership.

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

The following discussion and analysis is based on the financial statements for the three and nine months ended September 30, 2026 and 2025 and as of September 30, 2026 and December 31, 2025.

We operate in three reportable segments: Healthcare, Self-Storage and Education. We assess performance and make operational decisions based on the performance of each segment individually.

Select Property Information (all dollar amounts in thousands, except per square foot amounts)

Investment Portfolio

As of September 30, 2026, our real property portfolio consisted of 37 properties totaling approximately 746,601 square feet of medical outpatient properties, 426,930 square feet of self-storage properties and one student housing property with 406 student housing beds. These properties are located in 18 markets throughout the U.S.

The following table summarizes certain operating metrics of our portfolio by segment and by market as of September 30, 2026:

Property	Number of Properties	Percentage of Gross Asset Value (1)	Rentable Square Feet	Percentage of Rentable Square Feet	Percentage Leased(2)
Healthcare
Austin MSA(3), TX	1	2.4%	16,388	2.2%	100.0%
Chicago MSA, IL	3	5.8%	56,173	7.5%	100.0%
Connecticut	2	4.5%	112,369	15.1%	100.0%
Dallas, TX	1	1.4%	16,050	2.1%	100.0%
Garden City, NY	1	2.1%	16,920	2.3%	100.0%
Greendale, IN	1	2.0%	24,722	3.3%	100.0%
Houston, TX	2	12.4%	88,450	11.8%	100.0%
Indianapolis, IN	1	2.6%	42,187	5.7%	100.0%
Oklahoma City, OK (4)	1	2.9%	33,500	4.5%	100.0%
Phoenix MSA, AZ	10	24.5%	199,958	26.8%	100.0%
Raleigh, NC	1	1.5%	13,131	1.8%	100.0%
San Antonio MSA, TX	4	6.5%	71,995	9.6%	75.8%
Salt Lake City MSA, UT	2	6.0%	54,758	7.3%	100.0%
Healthcare Total	30	74.6%	746,601	100.0%

Self-Storage
Decatur, GA	1	0.9%	37,650	8.8%	86.3%
Marietta, GA	1	1.6%	59,250	13.9%	87.6%
Montgomery, AL	2	5.7%	153,855	36.0%	87.8%
Milwaukee-Waukesha MSA, WI	2	7.6%	176,175	41.3%	94.2%
Self-Storage Total	6	15.8%	426,930	100.0%

Education			Beds	Percentage of Beds
St. Louis, MO	1	9.6%	406	100.0%	73.9%
Portfolio Total	37	100.0%
(1)
Based on fair value as of September 30, 2026.
(2)
For our student housing property, this percentage was calculated as the number of leased beds divided by the total beds as of September 30, 2026.
(3)
“MSA” refers to metropolitan statistical area.
(4)
Sole tenant on the property has been on cash basis since September 30, 2022.

As of September 30, 2026, all of the properties listed in the table were owned in fee simple, with the exception of the following:

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

Average Effective Annual Base Rents

The following table provides a summary of the average effective annual base rents across our portfolio as of September 30, 2026:

Property Type	Average Effective Annual Base Rent per Leased Square Foot / Beds(1)
Healthcare	$28.85
Self-Storage	$15.59
Education	$11,447
(1)
For healthcare and self-storage properties, average effective annual base rent represents the annualized base rent per leased square foot for the nine months ended September 30, 2026. The calculation excludes self-storage properties acquired during 2026. For the education property, average effective annual base rent represents the annualized base rent per leased bed for the nine months ended September 30, 2026. The average effective annual base rent includes the effects of rent concessions, abatements and rent collected from cash basis tenants, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Lease Terms

Medical outpatient lease terms typically range from 5 to 15 years, and often include renewal options. Most of our medical outpatient leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The leases for self-storage units generally are on a month-to-month basis. The student housing leases generally have lease terms of approximately one year.

Lease Expirations

As of September 30, 2026, the weighted-average remaining term of our total leased healthcare portfolio was approximately 6.9 years based on annualized base rent and 6.7 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our medical outpatient properties for leases in place as of September 30, 2026, without giving effect to the exercise of renewal or termination rights, if any. The table excludes ground leases described above as well as the self-storage and student housing properties, as substantially all leases at such properties expire within 12 months.

Year Ending December 31	Number of Expiring Leases (2)	Rentable Square Feet	Percentage of Total Leased Square Feet	Annualized Base Rent ($)(1)	Percentage of Total Annualized Base Rent
2026 (remainder of the year)	—	—	—	$—	—
2027	—	—	—	—	—
2028	2	58,575	8.0%	1,623	7.7%
2029	2	42,442	5.8%	1,365	6.4%
2030	1	27,401	3.8%	640	3.0%
2031	5	98,935	13.6%	3,308	15.6%
2032	7	208,171	28.5%	4,536	21.4%
2033	9	164,457	22.6%	5,539	26.2%
2034	—	—	—	—	—
2035	2	16,050	2.2%	428	2.0%
Thereafter	3	113,172	15.5%	3,737	17.7%
Total	31	729,203	100.0%	$21,176	100.0%

(1)
Annualized base rent is calculated as monthly base rent excluding the impact of any contractual tenant concessions per the terms of the lease as of September 30, 2026, multiplied by 12.
(2)
None of our medical outpatient properties have early termination provisions.

Tenant Diversification

We believe that the tenants that occupy our real estate portfolio are generally well-diversified. As of September 30, 2026, there were three tenants that represented more than 10.0% of our healthcare portfolio’s total annualized base rent or more than 10.0% of our healthcare portfolio’s total leased square feet.

The following table reflects our ten largest healthcare tenants, based on annualized base rent, as of September 30, 2026:

Tenant Name	Number of Leases	Rentable Square Feet	Percentage of Rentable Square Feet	Total Annualized Base Rent	Percentage of Healthcare Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot
Ironwood Physicians, P.C.	8	146,245	19.6%	$5,040	23.8%	$34.46
Memorial Hermann Health System	2	88,450	11.8%	3,207	15.2%	36.26
Epiphany Dermatology, P.A.	2	36,385	4.9%	1,330	6.3%	36.57
Starling Physicians, P.C.	2	112,369	15.0%	1,314	6.2%	11.69
Surgical Hospital of Oklahoma(1)	1	33,500	4.5%	1,126	5.3%	33.61
Banner Health	1	29,350	3.9%	953	4.5%	32.46
Jordan Valley Medical Center LP	1	25,056	3.4%	919	4.3%	36.67
Community Hospitals of Indiana	1	42,187	5.6%	876	4.2%	20.77
NYU School of Medicine	1	16,920	2.3%	790	3.7%	46.71
Emerus Community Hospital	1	16,388	2.2%	747	3.5%	45.57
Total	20	546,850	73.2%	$16,302	77.0%	$29.81

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

As of September 30, 2026, we were not actively marketing for sale any properties.

As of September 30, 2026 and December 31, 2025, we had total debt outstanding, excluding unamortized debt discount and unamortized debt issuance costs, of $287.9 million and $0, respectively. The debt outstanding as of September 30, 2026 bore interest at a weighted average interest rate of 5.15% per annum. The debt consists of:

(i)
a secured term loan in a maximum total principal commitment amount of $96.5 million (as amended and restated on October 30, 2025, the “CONA Mortgage Loan”) with Capital One, National Association, individually and as administrative agent, and other lenders from time to time. The maturity date of the CONA Mortgage Loan is October 29, 2027, with three one-year extension options subject to the payment of certain fees and expenses and certain other conditions. The CONA Mortgage Loan had an outstanding balance of $95 million as of September 30, 2026,
(ii)
a secured term loan in a principal amount of $122.7 million (as amended on January 26, 2026, the “BMO Mortgage Loan”) with BMO Harris Bank N.A., individually and as administrative agent, and other lenders from time to time. The BMO Mortgage Loan has a maturity date of September 30, 2028, with no extension options. The BMO Mortgage Loan had an outstanding balance of $122.7 million as of September 30, 2026,
(iii)
a secured term loan in the principal amount of $27.8 million (as modified on March 28, 2026, the “Parkway UL Mortgage Loan”) with Parkway Bank and Trust Company (“Parkway”). The Parkway UL Mortgage Loan has a maturity date of March 28, 2029. The Parkway UL Mortgage Loan had an outstanding balance of $27.8 million as of September 30, 2026,
(iv)
a secured term loan in the principal amount of $24.6 million (as modified on April 25, 2026, the “Parkway Storage Mortgage Loan”) with Parkway. The Parkway Storage Mortgage Loan has a maturity date of April 25, 2029. The Parkway Storage Mortgage Loan had an outstanding balance of $24.6 million as of September 30, 2026, and
(v)
a secured term loan with PNC Bank, National Association (“PNC”) (the “PNC Mortgage Loan”), with initial borrowings of $17.9 million and the ability to increase total borrowings to a maximum of $100.0 million, subject to lender approval and other conditions. The PNC Mortgage Loan has a maturity date of September 17, 2031. The PNC Mortgage Loan had an outstanding balance of $17.9 million as of September 30, 2026.

On October 27, 2023, the Operating Partnership entered into a Revolving Credit Facility Loan Agreement (the “Credit Agreement”) and a Revolving Promissory Note (together with the Credit Agreement, as amended from time to time, the “Credit Facility”) with IPC, as lender. The Credit Facility originally provided for loan advances in an aggregate amount not to exceed $22.5 million (the “Original Loan”). On August 6, 2026, the Operating Partnership and IPC modified the Credit Facility to extend its maturity date to November 30, 2027 and to increase the maximum aggregate loan advances to $40 million (the “Modified Loan”). The additional $17.5 million of borrowing capacity provided by the modification may be used solely to acquire investments and pay related costs and expenses and, to the extent repaid, may not be reborrowed. The daily balance of the loan under the Credit Facility bears interest at a rate of 4.25% per annum, however in connection with the occurrence and continuance of certain events of default (and at IPC’s option for all other events of default), the interest rate will increase to 9.25% per annum. We have the right to prepay all or any part of the loan at any time upon five days’ notice to IPC. Except with respect to the additional $17.5 million of borrowing capacity described above, the Credit Facility acts in the manner of a revolving credit facility wherein prepayments from us shall be available for funding future advances to us.

As of September 30, 2026, we had an outstanding balance of $33 million on the Credit Facility.

As of September 30, 2026 and December 31, 2025, our cash and cash equivalents balance was $6.9 million and $0, respectively.

As of September 30, 2026, we had paid all interest amounts when due, and were in compliance with all financial covenants under the mortgage loans as amended.

Cash Flow Analysis

Comparison of the nine months ended September 30, 2026 and September 30, 2025

$ in thousands	Nine Months Ended September 30,		Change
	2026	2025	2026 vs. 2025
Net cash flows provided by operating activities	$2,531	$—	$2,531
Net cash flows used in investing activities	$(27,506)	$(5,680)	$(21,826)
Net cash flows provided by financing activities	$33,813	$5,680	$28,133

Operating activities

The increase in cash provided by operating activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to the consolidation of the Operating Partnership.

Investing activities

$ in thousands	Nine Months Ended September 30,		Change
	2026	2025	2026 vs. 2025
Purchase of investment properties	$(34,054)	$—	$(34,054)
Capital expenditures and tenant improvements	(203)	—	(203)
Cash, cash equivalents and restricted cash acquired upon consolidation of equity method investment	8,019	—	8,019
Investment in Operating Partnership	(1,488)	(5,906)	4,418
Proceeds from redemptions from Operating Partnership	73	25	48
Distributions from investment in Operating Partnership	135	191	(56)
Distributions from Operating Partnership for offering costs	12	10	2
Net cash used in investing activities	$(27,506)	$(5,680)	$(21,826)

The increase in cash used in investing activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the acquisition of two self-storage properties in September 2026, partially offset by the changes due to the timing of the consolidation of the Operating Partnership.

Financing activities

$ in thousands	Nine Months Ended September 30,		Change
	2026	2025	2026 vs. 2025
Proceeds from issuance of common stock	$3,143	$5,906	$(2,763)
Total net changes related to debt	37,680	—	37,680
Payment of offering costs	(482)	(10)	(472)
Shares repurchased	(1,251)	(25)	(1,226)
Redemptions of noncontrolling interests	(2,157)	—	(2,157)
Distributions paid to common stockholders	(323)	(191)	(132)
Distributions paid to noncontrolling interests	(2,779)	—	(2,779)
Cash paid for interest rate cap	(18)	—	(18)
Net cash provided by financing activities	$33,813	$5,680	$28,133

The increase in cash provided by financing activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to increased draws on the Credit Facility and the PNC Mortgage Loan related to the acquisition of the two self-storage properties, partially offset by the changes due to the timing of the consolidation of the Operating Partnership.

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

The following tables present the property net operating income for the three and nine months ended September 30, 2026 and 2025, prior to loss from equity method investment, general and administrative expenses, advisor management fee, performance participation allocation, depreciation and amortization, and interest, along with a reconciliation to net (loss) income, calculated in accordance with GAAP.

Comparison of the three months ended September 30, 2026 and September 30, 2025

$ in thousands
	Three Months Ended September 30,
	2026	2025	Change
Rental revenue	$8,140	$—	$8,140
Other property revenue	108	—	108
Total revenues	8,248	—	8,248

Property operating expenses	1,659	—	1,659
Real estate tax expense	452	—	452
Total property operating expenses	2,111	—	2,111

Property net operating income	$6,137	$—	$6,137

Loss from equity method investment in Operating Partnership	—	(246)	246
General and administrative expenses	(1,020)	—	(1,020)
Advisor management fee	(209)	—	(209)
Performance participation allocation	871	—	871
Depreciation and amortization	(6,474)	—	(6,474)
Interest expense	(4,164)	—	(4,164)
Interest and other income	15	—	15
Net loss	$(4,844)	$(246)	$(4,598)

Net loss. Comparing the results of operations during the three months ended September 30, 2026 with the results during the three months ended September 30, 2025, net loss increased by $4,598. The increase is due to the timing of the consolidation of the Operating Partnership.

Loss from equity method investment in Operating Partnership. Loss from equity method investment in Operating Partnership decreased $246 in 2026 compared to 2025. The decrease is primarily due to the consolidation of the Operating Partnership.

The change in all other line items in the table above is due to the consolidation of the Operating Partnership on May 1, 2026.

Comparison of the nine months ended September 30, 2026 and September 30, 2025

$ in thousands
	Nine Months Ended September 30,
	2026	2025	Change
Rental revenue	$13,691	$—	$13,691
Other property revenue	180	—	180
Total revenues	13,871	—	13,871

Property operating expenses	2,690	—	2,690
Real estate tax expense	766	—	766
Total property operating expenses	3,456	—	3,456

Property net operating income	$10,415	$—	$10,415

Loss from equity method investment in Operating Partnership	(463)	(557)	94
Gain on consolidation of equity method investment	2,140	—	2,140
General and administrative expenses	(1,648)	—	(1,648)
Advisor management fee	(349)	—	(349)
Performance participation allocation	789	—	789
Depreciation and amortization	(10,566)	—	(10,566)
Interest expense	(6,866)	—	(6,866)
Interest and other income	23	—	23
Net loss	$(6,525)	$(557)	$(5,968)

Net loss. Comparing the results of operations during the nine months ended September 30, 2026 with the results during the nine months ended September 30, 2025, net loss increased by $5,968. The increase is primarily due to the timing of the consolidation of the Operating Partnership.

Loss from equity method investment in Operating Partnership. Loss from equity method investment in Operating Partnership decreased $94 in 2026 compared to 2025. The decrease is primarily due to the timing of the consolidation of the Operating Partnership.

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

FFO and AFFO for the nine months ended September 30, 2026 and 2025 are calculated as follows:

$ in thousands	Nine Months Ended September 30,
	2026	2025
Net income (loss) attributable to common stockholders	$746	$(557)
Adjustments to arrive at FFO:
Depreciation and amortization related to investment properties	10,566	—
Gain on consolidation of equity method investment	(2,140)	—
Allocable share of adjustments related to unconsolidated entities	575	761
Amount attributable to noncontrolling interests for above adjustments	(9,436)	—
FFO attributable to common stockholders	311	204
Adjustments to arrive at AFFO:
Above- and below-market rent intangible lease amortization, net	197	—
Straight-line income, net	(664)	—
Amortization of deferred financing costs	4
Amortization of debt discount	14	—
Amortization of derivatives costs	624	—
Allocable share of adjustments related to unconsolidated entities	(95)	25
Amount attributable to noncontrolling interests for above adjustments	(156)	—
AFFO attributable to common stockholders	$235	$229

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

The following table details the statements of Operations and Comprehensive Loss of the Operating Partnership for the three and nine months ended September 30, 2026 and 2025:

$ in thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenue	$8,140	$8,214	$25,082	$24,912
Other property revenue	108	98	309	245
Total revenues	8,248	8,312	25,391	25,157

Expenses:
Property operating expenses	1,659	1,525	4,514	4,091
Real estate tax expense	452	463	1,431	1,421
General and administrative expenses	1,020	910	3,636	3,046
Advisor management fee	209	199	626	584
Performance participation allocation	(871)	—	—	—
Depreciation and amortization	6,474	4,384	16,435	13,591
Total expenses	8,943	7,481	26,642	22,733

Other Income (Expense):
Interest expense	(4,165)	(3,863)	(11,417)	(11,476)
Interest and other income	16	1	34	3
Net loss	$(4,844)	$(3,031)	$(12,634)	$(9,049)

Comprehensive loss:
Net loss	$(4,844)	$(3,031)	$(12,634)	$(9,049)
Unrealized gain (loss) on derivatives	2,889	141	3,257	12
Reclassification adjustment for amounts included in net loss	(38)	(1,019)	(1,209)	(3,068)
Comprehensive loss	$(1,993)	$(3,909)	$(10,586)	$(12,105)

The following table details the calculation of FFO and AFFO for the Operating Partnership for the nine months ended September 30, 2026 and 2025:

	$ in thousands	Nine Months Ended September 30,
		2026	2025
	Net income (loss)	$(12,634)	$(9,049)
Add	Depreciation and amortization related to investment properties	16,435	13,591
	Funds from operations (FFO)	3,801	4,542

Less:	Above- and below-market rent intangible lease amortization, net	(269)	(1,015)
	Straight-line income, net	(906)	(331)
Add:	Amortization of deferred financing costs	351	1,168
	Amortization of mortgage premium/discount	27	30
	Amortization of derivatives costs	7	594
	Adjusted funds from operations (AFFO)	$3,011	$4,988

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

The following table provides a breakdown of the major components of our NAV as of September 30, 2026 (dollars and shares/units in thousands):

Components of NAV	As of September 30, 2026
Investments in real estate	$452,221
Cash and cash equivalents	6,881
Restricted cash	1,957
Other assets	10,459
Debt	(287,601)
Other liabilities (1)	(41,092)
Net asset value	$142,825
Total shares/units outstanding	5,945
(1)
Includes accrued distribution fees. Distribution fees apply only to Class T shares and units, Class S shares and units and Class D shares and units. For purposes of calculating NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis as such fee is paid. Under GAAP, we accrue the full cost of the distribution fee as an offering cost at the time we sell Class T shares and units, Class S shares and units, and Class D shares and units. As of September 30, 2026, we had accrued under GAAP $278 of distribution fees payable to the Dealer Manager related to the Class T shares and units and Class D shares and units. As of September 30, 2026, we had not sold or issued any Class S shares or units; therefore, we had not accrued any distribution fees payable to the Dealer Manager related to such shares or units. The Dealer Manager does not retain any of these fees, all of which are retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers.

The following table sets forth our NAV and NAV per share/unit by class as of September 30, 2026 (dollars and shares/units in thousands except per share/unit data):

NAV Per Share/Unit	Class T Shares/Units	Class D Shares/Units	Class I Shares/Units	Class X-1 Shares/Units	Class A Units	Total
Net asset value	$3,898	$750	$11,738	$1,260	$125,179	$142,825
Number of outstanding shares/units	164	32	495	53	5,201	5,945
NAV per share/unit as of September 30, 2026	$23.7752	$23.7455	$23.7121	$23.6346	$24.0665

Set forth below are the weighted averages of the key assumptions used by our independent valuation advisor in the discounted cash flow analysis used for the September 30, 2026 valuations, based on property types:

Property Type	Discount Rate	Exit Capitalization Rate
Healthcare	7.53%	6.32%
Self-Storage	8.42%	6.92%
Education	8.00%	6.75%

A change in these key assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our property investment values:

Property Type	Hypothetical Change	Healthcare	Self-Storage	Education
Discount rate (weighted average)	0.25% decrease	1.78%	1.60%	1.85%
	0.25% increase	(1.78)%	(1.87)%	(1.85)%
Exit capitalization rate (weighted average)	0.25% decrease	2.40%	1.60%	2.08%
	0.25% increase	(2.22)%	(2.13)%	(2.08)%

The following table reconciles equity under GAAP per our Consolidated Balance Sheet to our NAV (dollars in thousands):

Reconciliation of Equity to NAV	As of September 30, 2026
Equity per GAAP	$131,069
Adjustments:
Accumulated depreciation and amortization	10,778
Unrealized net real estate and debt depreciation	(531)
Straight-line rent adjustment	(746)
Unamortized equity-based compensation	83
Financing costs	1,956
Other liabilities	216
Net asset value	142,825

Distributions by the Company

The table below presents the aggregate monthly gross distributions declared by the Company by record date for all classes of shares of common stock outstanding since January 1, 2025:

Record Date	Aggregate monthly gross distribution declared per share(1)
January 31, 2025	$0.1042
February 28, 2025	$0.1042
March 31, 2025	$0.1042
April 30, 2025	$0.1042
May 31, 2025	$0.1042
June 30, 2025	$0.1042
July 31, 2025	$0.1042
August 31, 2025	$0.1042
September 30, 2025	$0.1042
October 31, 2025	$0.1042
November 30, 2025	$0.1042
December 31, 2025	$0.1042
January 31, 2026	$0.1042
February 28, 2026	$0.1042
March 31, 2026	$0.1042
April 30, 2026	$0.1042
May 31, 2026	$0.1042
June 30, 2026	$0.1042
July 31, 2026	$0.1042
August 31, 2026	$0.1042
September 30, 2026	$0.1042
(1)
For Class I and Class X-1 common stock, these gross distributions declared also represent their net distributions declared.

The gross distribution declared was reduced each month for Class T and Class D shares of the Company’s common stock for applicable class-specific distribution fees to arrive at a lower net distribution amount paid to such class. For a description of the distribution fees applicable to Class D, Class S and Class T shares of the Company’s stock, please see “Note 12 - Transactions with Related Parties” which is included in this Quarterly Report on Form 10-Q. As of September 30, 2026, the Company had not issued any shares of Class S or Class X-2 common stock.

The following table shows the monthly net distribution per share for shares of Class T and Class D common stock outstanding since January 1, 2025.

Record Date	Monthly net distribution declared per share of Class T common stock	Monthly net distribution declared per share of Class D common stock
January 31, 2025	$0.0867	$0.0990
February 28, 2025	$0.0884	$0.0995
March 31, 2025	$0.0869	$0.0991
April 30, 2025	$0.0875	$0.0992
May 31, 2025	$0.0870	$0.0991
June 30, 2025	$0.0876	$0.0993
July 31, 2025	$0.0873	$0.0992
August 31, 2025	$0.0872	$0.0992
September 30, 2025	$0.0879	$0.0994
October 31, 2025	$0.0874	$0.0992
November 30, 2025	$0.0879	$0.0994
December 31, 2025	$0.0874	$0.0992
January 31, 2026	$0.0875	$0.0993
February 28, 2026	$0.0891	$0.0997
March 31, 2026	$0.0873	$0.0992
April 30, 2026	$0.0877	$0.0993
May 31, 2026	$0.0871	$0.0992
June 30, 2026	$0.0877	$0.0993
July 31, 2026	$0.0872	$0.0992
August 31, 2026	$0.0872	$0.0992
September 30, 2026	$0.0878	$0.0994

Sources of Distributions

$ in thousands	Nine Months Ended September 30,
	2026	2025
Distributions
Paid in cash (1)	$3,102	$191
Reinvested in shares	217	81
Total distributions	$3,319	$272
Cash flows from operating activities	$2,531	$—
(1)
Includes distributions paid to noncontrolling interests during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, 82% of our distributions paid in cash were funded by cash flows generated from our operations, and the remainder were funded by the Operating Partnership. During the nine months ended September 30, 2025, 100% of our distributions were funded by the Operating Partnership, which used its cash flows generated from operations to fund these distributions.

Critical Accounting Estimates and Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. We have identified Purchase Price Allocation of Acquired Real Estate and Impairment of Investment Properties as critical accounting policies.

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

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price to acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to, the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in this Quarterly Report on Form 10-Q and Note 2 – “Summary of Significant Accounting Policies” which is included in our Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to “Note 17 – Subsequent Events,” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

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

As of September 30, 2026 and December 31, 2025, we had outstanding debt, excluding unamortized debt discount and unamortized debt issuance costs, of $287.9 million and $0, respectively. The debt as of September 30, 2026 bore rates ranging from 4.95% to 5.94% per annum. The weighted average interest rate as of September 30, 2026 was 5.15% per annum, which includes the effect of interest rate swap and cap contracts. As of September 30, 2026, the weighted average years to maturity for the mortgages was 2.0 years.

The following table sets forth the summary of our debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Type of Debt	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate	Principal Amount	Percent of Total Principal Amount	Weighted Average Interest Rate
$ in thousands
Fixed rate	$52,394	18.2%	5.87%	$—	—	—
Variable rate with swap agreements	217,655	75.6%	4.97%	—	—	—
Variable rate with cap agreement	17,900	6.2%	5.30%	—	—	—
Total	$287,949	100.0%		$—	—

If interest rates on all debt which bears interest at variable rates as of September 30, 2026 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $0.2 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2026 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $0.2 million annually.

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

Derivatives

For information related to derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our Notes to Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities (all dollar amounts in thousands)

On September 1, 2026, we issued 1,225 restricted shares of Class I common stock to Michael W. Reid, with a grant date fair value of $29, 1,156 restricted shares of Class I common stock to Daniel Rigby, with a grant date fair value of $27, and 1,156 restricted shares of Class I common stock to Alan Feldman, with a grant date fair value of $27 as part of their director compensation. Restricted stock issued to directors will generally vest one year from the grant date and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. These issuances were consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

The table below shows the issuances of Class X-1 shares in the Private Offering during the three months ended September 30, 2026. These issuances were consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D.

Date	Number of Class X-1 Shares Issued	Aggregate Consideration
July 1, 2026	11,698	$275
July 27, 2026	2,009	$47
August 5, 2026	52	$1
September 3, 2026	52	$1

Other than mentioned above, during the three months ended September 30, 2026, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

The following table presents information about the Public Offering and use of proceeds therefrom as of September 30, 2026 ($ in thousands except for share data):

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Total
Public Offering shares sold	205,785	—	31,597	397,322	634,704
Gross proceeds from primary offering	$4,884	$—	$723	$9,358	$14,965
Reinvestments of distributions	130	—	30	206	366
Total gross proceeds	5,014	—	753	9,564	15,331
Selling commissions and dealer manager fees	135	—	—	—	135
Other expenses	—	—	—	—	—
Total expenses	135	—	—	—	135
Net Public Offering proceeds (1)	$4,879	$—	$753	$9,564	$15,196

(1) Excludes Public Offering and Follow-On Public Offering costs of $5,885 incurred by the Operating Partnership.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended September 30, 2026:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 2026	43,237	$23.47	43,237	—
August 2026	427	23.46	427	—
September 2026	—	—	—	—
	43,664	$23.47	43,664

(1) All repurchase requests under our SRP were satisfied.

(2) Repurchases are limited as described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.3

Articles of Amendment, filed August 28, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

3.4

Articles Supplementary, filed August 28, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.2

Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed by the Company with the Securities and Exchange Commission on September 3, 2025)

4.3

Net Asset Value Calculation and Valuation Guidelines (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 20, 2024)

10.1

Third Modification to Loan Documents Agreement, dated August 6, 2026, by and between IPC Alternative Real Estate Operating Partnership, LP and Inland Private Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the Securities and Exchange Commission on August 7, 2026)

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

IPC ALTERNATIVE REAL ESTATE INCOME TRUST, INC.

/s/ Denise C. Kramer
By:	Denise C. Kramer
Chief Executive Officer (principal executive officer)
Date:	November 12, 2026

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	November 12, 2026